Form 10-Q
period 2013-06-30
GUITAR CENTER HOLDINGS, INC.; GUITAR CENTER, INC.
filed 2013-08-13
CIK 1427553, 1021113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-175270-07

GUITAR CENTER HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0843262
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5795 Lindero Canyon Road Westlake Village, California 91362	(818) 735-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Commission File Number 000-22207

GUITAR CENTER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4600862
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5795 Lindero Canyon Road Westlake Village, California 91362	(818) 735-8800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Holdings*	YES ☐ NO ☐
Guitar Center*	YES ☐ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Holdings	YES ☒ NO ☐
Guitar Center	YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Holdings

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Guitar Center

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Holdings	YES ☐ NO ☒
Guitar Center	YES ☐ NO ☒

As of August 8, 2013 there were 9,740,160 shares of common stock, $0.01 par value per share, of Holdings outstanding.

As of August 8, 2013, there were 100 shares of common stock, $0.01 par value per share, of Guitar Center outstanding, all of which are owned by Holdings.

*The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but are not required to file such reports under such sections.

Explanatory Note

This quarterly report on Form 10-Q is a combined quarterly report being filed by Guitar Center, Inc. (“Guitar Center”) and Guitar Center Holdings, Inc. (“Holdings”). Guitar Center is a direct, wholly-owned subsidiary of Holdings. Each of Guitar Center and Holdings is filing on its own behalf all of the information contained in this quarterly report that relates to such company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this quarterly report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company are included in this quarterly report.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$9,465	$74,836
Accounts receivable, net of allowance for doubtful accountsof $3,148 and $2,849, respectively	44,952	44,015
Merchandise inventories	601,302	564,959
Prepaid expenses and other current assets	29,555	23,285
Deferred income taxes	3,165	3,165
Total current assets	688,439	710,260
Property and equipment, net of accumulated depreciation and amortization of $280,556 and $250,835, respectively	207,083	213,969
Goodwill	582,556	582,378
Intangible assets, net of accumulated amortization of $211,384 and $200,040, respectively	277,916	291,269
Other assets, net	19,947	18,682
Total assets	$1,775,941	$1,816,558

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$154,589	$116,973
Accrued expenses and other current liabilities	103,686	132,119
Merchandise advances	32,449	34,901
Current portion of long-term debt	6,761	135,725
Total current liabilities	297,485	419,718
Other long-term liabilities	22,292	20,669
Deferred income taxes	78,533	79,537
Long-term debt	1,580,540	1,445,654
Total liabilities	1,978,850	1,965,578
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized, 9,740 issued and outstanding	97	97
Additional paid-in capital	634,277	633,800
Accumulated deficit	(837,283)	(782,917)
Total stockholders’ deficit	(202,909)	(149,020)
Total liabilities and stockholders’ deficit	$1,775,941	$1,816,558

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$504,838	$486,598	$1,036,671	$1,014,750
Cost of goods sold, buying and occupancy	358,534	340,138	732,827	704,713
Gross profit	146,304	146,460	303,844	310,037
Selling, general and administrative expenses	136,639	133,568	277,245	271,620
Impairment of intangible assets	2,300	—	2,300	—
Operating income	7,365	12,892	24,299	38,417
Interest expense	(38,681)	(41,354)	(80,054)	(82,545)
Interest income	5	9	20	26
Loss before income taxes	(31,311)	(28,453)	(55,735)	(44,102)
Income tax expense (benefit)	(338)	310	(1,369)	871
Net loss	(30,973)	(28,763)	(54,366)	(44,973)
Other comprehensive income, net of income tax	—	119	—	173
Comprehensive loss	$(30,973)	$(28,644)	$(54,366)	$(44,800)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net loss	$(54,366)	$(44,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,022	44,737
Impairment of property and equipment	802	—
Impairment of intangible assets	2,300	—
Net (gain) loss on disposal of property and equipment	(17)	4
Amortization of deferred financing fees	1,670	1,586
Non-cash interest expense	—	8,692
Stock-based compensation	477	508
Deferred income taxes	(1,004)	(735)
Payment of deferred paid-in-kind interest	(129,784)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(930)	5,152
Merchandise inventories	(35,837)	(71,206)
Prepaid expenses and other current assets	(6,251)	(3,229)
Other assets, net	(1)	(89)
Accounts payable	37,616	32,917
Accrued expenses and other current liabilities	(26,388)	(30,809)
Merchandise advances	(2,452)	(1,690)
Other long-term liabilities	1,623	937
Net cash used in operating activities	(169,520)	(58,198)

Investing activities:
Purchase of property and equipment	(27,262)	(32,465)
Net proceeds from disposal of property and equipment	20	2,902
Acquisition of businesses	(917)	—
Net cash used in investing activities	(28,159)	(29,563)

Financing activities:
Borrowings on asset-based revolving credit facility	208,000	—
Repayment of asset-based revolving credit facility	(70,000)	—
Repayment of long-term debt	(2,764)	(322)
Repurchase of common stock	—	(39)
Financing fees	(2,928)	(742)
Net cash provided by (used in) financing activities	132,308	(1,103)
Net decrease in cash	(65,371)	(88,864)
Cash at beginning of period	74,836	106,036
Cash at end of period	$9,465	$17,172

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including payment of deferred paid-in-kind interest	$211,719	$80,608
Income taxes	842	1,941
Non-cash investing and financing activities:
Assets acquired under capital lease	$470	$—

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$9,465	$74,836
Accounts receivable, net of allowance for doubtful accounts of $3,148 and $2,849, respectively	44,952	44,015
Merchandise inventories	601,302	564,959
Prepaid expenses and other current assets	29,555	23,285
Deferred income taxes	37,478	34,614
Total current assets	722,752	741,709
Property and equipment, net of accumulated depreciation and amortization of $280,556 and $250,835, respectively	207,083	213,969
Goodwill	582,556	582,378
Intangible assets, net of accumulated amortization of $211,384 and $200,040, respectively	277,916	291,269
Other assets, net	17,955	16,484
Total assets	$1,808,262	$1,845,809

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$154,589	$116,973
Accrued expenses and other current liabilities	174,435	199,195
Merchandise advances	32,449	34,901
Current portion of long-term debt	6,761	5,941
Total current liabilities	368,234	357,010
Other long-term liabilities	22,292	20,669
Deferred income taxes	100,921	105,327
Long-term debt	1,145,651	1,010,765
Due to Guitar Center Holdings, Inc.	54,548	224,113
Total liabilities	1,691,646	1,717,884
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	620,667	620,190
Accumulated deficit	(504,051)	(492,265)
Total stockholder’s equity	116,616	127,925
Total liabilities and stockholder’s equity	$1,808,262	$1,845,809

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$504,838	$486,598	$1,036,671	$1,014,750
Cost of goods sold, buying and occupancy	358,534	340,138	732,827	704,713
Gross profit	146,304	146,460	303,844	310,037
Selling, general and administrative expenses	136,639	133,568	277,245	271,620
Impairment of intangible assets	2,300	—	2,300	—
Operating income	7,365	12,892	24,299	38,417
Interest expense	(22,497)	(21,360)	(43,877)	(42,558)
Interest income	5	9	20	26
Loss before income taxes	(15,127)	(8,459)	(19,558)	(4,115)
Income tax benefit	(6,560)	(3,642)	(7,772)	(1,845)
Net loss	(8,567)	(4,817)	(11,786)	(2,270)
Other comprehensive income, net of income tax	—	119	—	173
Comprehensive loss	$(8,567)	$(4,698)	$(11,786)	$(2,097)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net loss	$(11,786)	$(2,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	43,022	44,737
Impairment of property and equipment	802	—
Impairment of intangible assets	2,300	—
Net (gain) loss on disposal of property and equipment	(17)	4
Amortization of deferred financing fees	1,464	1,380
Non-cash interest expense	—	404
Stock-based compensation	477	508
Deferred income taxes	(7,270)	(3,540)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(930)	5,152
Merchandise inventories	(35,837)	(71,206)
Prepaid expenses and other current assets	(6,251)	(4,120)
Other assets, net	(1)	(89)
Accounts payable	37,616	32,917
Accrued expenses and other current liabilities	(22,715)	(21,541)
Merchandise advances	(2,452)	(1,690)
Other long-term liabilities	1,623	937
Net cash provided by (used in) operating activities	45	(18,417)

Investing activities:
Purchase of property and equipment	(27,262)	(32,465)
Net proceeds from disposal of property and equipment	20	2,902
Acquisition of businesses	(917)	—
Net cash used in investing activities	(28,159)	(29,563)

Financing activities:
Borrowings on asset-based revolving credit facility	208,000	—
Repayment of asset-based revolving credit facility	(70,000)	—
Repayment of long-term debt	(2,764)	(322)
Financing fees	(2,928)	(742)
Repayment to Guitar Center Holdings, Inc.	(169,565)	(39,820)
Net cash used in financing activities	(37,257)	(40,884)
Net decrease in cash	(65,371)	(88,864)
Cash at beginning of period	74,836	106,036
Cash at end of period	$9,465	$17,172

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$42,154	$40,827
Income taxes	842	1,941
Non-cash investing and financing activities:
Assets acquired under capital lease	$470	$—

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Nature of Business and Significant Accounting Policies

Nature of Business

Guitar Center Holdings, Inc. is the parent company of wholly-owned Guitar Center, Inc. and its wholly-owned subsidiaries. All of the company’s operating activities are conducted out of Guitar Center, Inc. and its subsidiaries. The parent company’s business activities consist solely of debt and equity financing related to its ownership of Guitar Center, Inc.

In these notes, we refer to the condensed consolidated financial statements of Guitar Center Holdings, Inc. and its subsidiaries as “Holdings,” except where the context requires otherwise when discussing the debt or equity of the Guitar Center Holdings, Inc. entity. We refer to the condensed consolidated financial statements of Guitar Center, Inc. and its subsidiaries as “Guitar Center.”  The terms “we,” “us,” “our” and “the company” refer to Holdings and Guitar Center collectively.

We are the leading retailer of music products in the United States based on revenue. We operate three businesses under our Guitar Center, direct response and Music & Arts brands.

Our Guitar Center business offers guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment through retail stores and online, along with repair services and rehearsal and/or lesson space in a limited number of stores. As of June 30, 2013, Guitar Center operated 249 Guitar Center stores across the United States, with 151 primary format stores, 82 secondary format stores and 16 tertiary format stores.

Our direct response business is a leading direct response retailer of musical instruments in the United States, and its operations include the Musician’s Friend and other branded websites and catalogs.

Our Music & Arts business specializes in band and orchestra instruments for sale and rental, serving students, teachers, band directors and college professors. As of June 30, 2013, Music & Arts operated 116 stores in 22 states, along with the Music & Arts and Woodwind & Brasswind websites.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Holdings and Guitar Center include the accounts of the respective companies’ wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for reporting on Form 10-Q. Accordingly, these notes do not include all disclosures normally included in complete financial statements prepared in accordance with GAAP. We believe the disclosures made are adequate for an understanding of the changes in financial position and performance of the entity since the last annual reporting date.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements are prepared on the same basis as our annual consolidated financial statements. We believe the condensed consolidated financial statements contain all

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

adjustments necessary for a fair presentation as prescribed by GAAP. Interim period adjustments are normal and recurring in nature, except where indicated otherwise in these notes.

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Fourth quarter sales at our Guitar Center and direct response segments are typically significantly higher than in any other quarter. Accordingly, interim results may not be indicative of results for the entire year. Seasonality for our Music & Arts business centers around band rental season, which starts in August and carries through mid-October, but that seasonality does not have a significant impact on our consolidated results.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

As a result of economic conditions in the United States, there is uncertainty about unemployment, consumer confidence and business and consumer spending. Over the last several years, these factors have reduced our visibility into long-term trends, dampened our expectations of future business performance and have increased the degree of uncertainty in our estimates.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.              Goodwill and Intangible Assets

Goodwill

Goodwill at our Guitar Center segment as of June 30, 2013 and December 31, 2012 consisted of a gross amount of $706.2 million, less accumulated impairment losses of $123.8 million. Goodwill at our Music & Arts segment as of June 30, 2013 totaled $0.2 million.

We perform a qualitative assessment annually at the beginning of the fourth quarter to determine if facts and circumstances indicate that goodwill is more likely than not impaired. We also test goodwill for impairment upon the occurrence of events or substantive changes in circumstances that indicate that goodwill is more likely than not impaired.

We determined at the end of the first half of 2013 that there were sufficient indicators that it was more likely than not that goodwill at our Guitar Center reporting unit, which is also an operating segment, may be impaired.  These indicators included a decline in operating income and cash flows compared to the prior year period, and a downward adjustment to our projections of future operating income and cash flows from the reporting unit. We therefore performed step 1 of the goodwill impairment test for our Guitar Center reporting unit as of June 30, 2013. We used a discounted cash flow analysis and a market multiple analysis, equally weighted, to estimate the fair value of our Guitar Center reporting unit. Based on the step 1 analysis, no goodwill impairment was indicated.

Because we performed the step 1 goodwill impairment test for our Guitar Center reporting unit, we also evaluated the indefinite-lived intangible assets and amortizable intangible asset group of our Guitar Center segment for impairment. The analysis did not result in an impairment of the Guitar Center segment’s indefinite-lived intangible assets, as their estimated fair values exceeded their carrying amounts. Similarly, there was no impairment of the Guitar Center segment’s amortizable intangible assets, as the projected future undiscounted cash flows from the asset group significantly exceeded its carrying amount.

Other intangible assets

We perform a qualitative assessment annually at the beginning of the fourth quarter to determine if facts and circumstances indicate that our indefinite-lived intangible assets are more likely than not impaired. We also test indefinite-lived intangible assets for impairment whenever events and circumstances indicate that the fair value of the asset is more likely than not less than its carrying amount. We evaluated our direct response indefinite-lived trademarks and trade names for impairment after continued decreases in net sales at our direct response segment. Because net sales is the primary driver of fair value for our indefinite-lived trademark and trade names, we determined that the decrease in net sales indicated possible impairment of these assets. We revised our revenue projections for the direct response brands based on net sales achieved through the first half of 2013 and expectations about our initiatives to improve the brands’ performance. As a result of the impairment analysis, we recognized an impairment charge of $2.3 million in the second quarter of 2013 related to certain of our direct response indefinite-lived trademarks and trade names.

The impairment analysis did not result in an impairment of the direct response segment’s amortizing customer relationship intangible asset, as the projected future undiscounted cash flows from the asset group significantly exceeded its carrying amount.

See Note 5 for more information about fair value measurements for our intangible assets.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present a summary of our intangible assets other than goodwill (dollars in thousands, life in years):

		June 30, 2013
	Weighted-	Gross
	Average Useful	Carrying	Accumulated	Intangible
	Life	Amount	Amortization	Assets, Net
Unamortized trademarks	—	$206,201	$—	$206,201
Amortized
Customer relationships	13.0	224,497	(157,182)	67,315
Favorable lease terms	7.5	57,721	(53,505)	4,216
Covenants not to compete and other	4.2	881	(697)	184
		$489,300	$(211,384)	$277,916

		December 31, 2012
	Weighted-	Gross
	Average Useful	Carrying	Accumulated	Intangible
	Life	Amount	Amortization	Assets, Net
Unamortized trademarks	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(148,042)	76,260
Favorable lease terms	7.5	57,721	(51,323)	6,398
Covenants not to compete and other	4.3	785	(675)	110
		$491,309	$(200,040)	$291,269

We include amortization of favorable leases in cost of goods sold, buying and occupancy. We include amortization of other intangible assets such as customer relationships and non-compete agreements in selling, general and administrative expenses.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Amortization expense is classified in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of goods sold, buying and occupancy	$999	$1,514	$2,182	$3,141
Selling, general and administrative expenses	4,597	5,777	9,179	11,555

The future estimated amortization expense related to intangible assets as of June 30, 2013 was as follows (in thousands):

Year
Remainder of 2013	$10,994
2014	16,458
2015	12,499
2016	9,670
2017	7,638
Thereafter	14,456
Total	$71,715

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.              Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Guitar Center
Senior secured asset-based revolving facility	$138,000	$—
Senior secured term loan	619,125	621,762
Obligations under capital leases, payable in monthly installments through 2014 and 2013, respectively	397	54
Senior unsecured notes	394,890	394,890
	1,152,412	1,016,706
Less current portion	6,761	5,941
Guitar Center long-term debt, net of current portion	1,145,651	1,010,765

Holdings
Senior unsecured PIK notes	434,889	564,673
Less current portion	—	129,784
Holdings long-term debt, net of current portion	434,889	434,889

Holdings consolidated long-term debt, net of current portion	$1,580,540	$1,445,654

Guitar Center long-term debt as of June 30, 2013 consisted of (1) a senior secured asset-based revolving facility, referred to as the asset-based facility, with a maximum availability of $373 million, (2) a senior secured term loan facility, referred to as the term loan, with an initial aggregate principal amount of $650 million and (3) senior unsecured notes, referred to as the senior notes, with an initial aggregate principal amount of $375 million.

Holdings long-term debt as of June 30, 2013 consisted of senior unsecured payment-in-kind notes, referred to as the senior PIK notes, with an initial aggregate principal amount of $375 million.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Asset-based facility

As of June 30, 2013 we had $138.0 million of borrowings outstanding on the asset-based facility at a weighted average interest rate of 3.0%.

The available borrowing base is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. As of June 30, 2013, the borrowing base was $318 million, which supported $138 million of outstanding borrowings, $9 million of outstanding letters of credit and $171 million of availability. During the first half of 2013, our daily average borrowings on the asset-based facility were $48.6 million.

Term loan modification

In June 2013, we reached an agreement with our lenders to modify certain terms of the term loan credit agreement. The amendments included the following:

•                  with respect to the $611.2 million of outstanding principal that matures in April 2017, increased the pricing margin over LIBOR from 525 basis points to 600 basis points and increased the pricing margin over prime rate from 425 basis points to 500 basis points;

•                  amended the time period for a 1.0% prepayment premium to apply to a prepayment or re-pricing transaction occurring within one year of the modification date; and

•                  amended the maximum consolidated secured net leverage ratio covenant as follows:

4.35x from April 1, 2013 through September 30, 2013

4.0x from October 1, 2013 through December 31, 2014

3.75x from January 1, 2015 through June 30, 2015

3.0x from July 1, 2015 through maturity.

Additionally, we were not required to test the secured net leverage ratio as a maintenance covenant for the fiscal quarter ended June 30, 2013.

We paid the lenders an aggregate of $2.9 million in arrangement and consent fees as part of the transactions. Fees paid to lenders were capitalized as debt issuance costs and are included in other assets, net in our condensed consolidated balance sheets. We amortize debt issuance costs to interest expense over the term of the related debts, using the effective interest method. Fees and expenses paid to third parties, totaling $0.2 million, were expensed and are included in selling, general and administrative expenses in our condensed consolidated statements of comprehensive loss.

Guarantees, dividend restrictions and covenants

Guitar Center’s term loan, asset-based facility and senior notes are guaranteed by substantially all of its subsidiaries. The subsidiary guarantors are 100% owned, all of the guarantees are full and unconditional and joint and several and Guitar Center, Inc. has no assets or operations independent from its subsidiaries within the meaning of Regulation S-X, Rule 3-10. Any non-guarantor subsidiaries are minor.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For information about dividend restrictions among Holdings, Guitar Center and its guarantor subsidiaries, see Note 5 to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012.

As of June 30, 2013, we were in compliance with all of our debt covenants.

Future maturities

Future maturities of long-term debt as of June 30, 2013 were as follows (in thousands):

	Guitar Center	Holdings	Holdings Consolidated
Remainder of 2013	$21,073	$—	$21,073
2014	14,582	—	14,582
2015	6,500	—	6,500
2016	126,806	—	126,806
2017	983,451	—	983,451
2018	—	434,889	434,889
	$1,152,412	$434,889	$1,587,301

The asset-based facility matures in October 2013 with respect to $50 million of the maximum borrowing amount and in February 2016 with respect to $323 million of the maximum borrowing amount. Of the $138 million outstanding borrowings as of June 30, 2013, $17.7 million matures in October 2013 and $120.3 million matures in February 2016. We expect to refinance any outstanding borrowings maturing in October 2013 with extended borrowing commitments maturing in February 2016. Accordingly, the entire outstanding balance on the asset-based facility is classified as long-term debt in our condensed consolidated balance sheets.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.                    Segment Information

We have three reportable segments: Guitar Center, direct response and Music & Arts.

The Guitar Center segment sells products and services through Guitar Center retail stores and online. For the Guitar Center segment, operating costs primarily consist of labor, advertising, depreciation and store occupancy costs.

The direct response segment sells products through direct mail catalogs and online. For the direct response segment, operating costs primarily consist of catalog costs, e-commerce advertising costs and order processing and fulfillment costs.

The Music & Arts segment specializes in band instruments for sale and rental, serving students, teachers, band directors and college professors. For the Music & Arts segment, operating costs primarily consist of labor, depreciation and store occupancy costs.

Corporate is a non-operating segment, consisting of centralized management, general and administrative functions and unallocated costs of our shared service operations. Interest expense, interest income and income tax expense or benefit are evaluated on a consolidated basis and are not considered in the evaluation of segment results.

Beginning in 2013, our Music & Arts segment includes the operations of our Woodwind & Brasswind branded website and catalogs, which were previously reported together with our direct response segment. Management determined it was appropriate to evaluate the Music & Arts and Woodwind & Brasswind brands together, given the similarity of product lines offered and target customers of these brands. In addition, management elected in 2013 to allocate the costs of certain shared corporate services to our Guitar Center and direct response segments to provide better visibility into usage at each segment. We have adjusted the 2012 segment disclosures to reflect these changes in the measures of segment performance that are provided to our chief operating decision makers.

Our chief operating decision makers include our chief executive officer and chief financial officer. Our chief operating decision makers evaluate segment performance based primarily on net sales, gross profit and adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, with adjustments for certain non-cash and non-recurring expenses and other adjustments permitted under our debt agreements. Management views adjusted EBITDA as an important measure of segment performance because it is considered an indicator of segment operating cash flows and facilitates comparison of operating performance on a consistent basis. Adjusted EBITDA is a measure which is also used in calculating financial ratios in material debt covenants in our asset-based credit facility and term loan.

Adjusted EBITDA is not a recognized measurement under GAAP and should not be used in isolation or as a substitute for GAAP measures when analyzing our operating performance. Readers should use adjusted EBITDA in addition to, and not as an alternative for, net income or loss as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as income tax payments, capital expenditures, working capital and debt service payments.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables summarize financial information for Holdings’ and Guitar Center’s reportable segments (in thousands):

	Three months ended June 30, 2013
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$379,135	$60,714	$64,989	$—	$504,838
Gross profit	103,443	24,765	18,096	—	146,304
Selling, general and administrative expenses	90,424	20,833	18,962	6,420	136,639
Impairment of intangible assets	—	—	2,300	—	2,300
Operating income (loss)	13,019	3,932	(3,166)	(6,420)	7,365
Depreciation and amortization	14,995	1,168	3,984	1,327	21,474
Adjusted EBITDA	29,914	5,325	3,056	(3,001)	35,294
Capital expenditures	6,989	1,987	1,167	3,000	13,143

	Three months ended June 30, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$365,331	$54,305	$66,962	$—	$486,598
Gross profit	103,937	22,663	19,757	103	146,460
Selling, general and administrative expenses	87,024	20,321	21,250	4,973	133,568
Operating income (loss)	16,913	2,342	(1,493)	(4,870)	12,892
Depreciation and amortization	16,095	1,250	3,833	914	22,092
Adjusted EBITDA	34,124	4,134	2,550	(1,738)	39,070
Capital expenditures	12,432	2,048	2,618	3,503	20,601

	Six months ended June 30, 2013
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$779,633	$119,079	$137,959	$—	$1,036,671
Gross profit	215,911	50,899	37,034	—	303,844
Selling, general and administrative expenses	182,087	40,886	41,267	13,005	277,245
Impairment of intangible assets	—	—	2,300	—	2,300
Operating income (loss)	33,824	10,013	(6,533)	(13,005)	24,299
Depreciation and amortization	30,371	2,420	8,026	2,205	43,022
Adjusted EBITDA	67,914	13,171	5,807	(5,816)	81,076
Capital expenditures	16,035	3,494	2,097	5,636	27,262
Total assets
Holdings	1,406,664	135,751	153,511	80,015	1,775,941
Guitar Center	1,406,664	135,751	153,511	112,336	1,808,262

	Six months ended June 30, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$759,036	$109,374	$146,340	$—	$1,014,750
Gross profit	221,006	47,686	41,688	(343)	310,037
Selling, general and administrative expenses	176,707	39,487	44,176	11,250	271,620
Operating income (loss)	44,299	8,199	(2,488)	(11,593)	38,417
Depreciation and amortization	32,739	2,430	7,827	1,741	44,737
Adjusted EBITDA	79,795	11,182	6,042	(4,720)	92,299
Capital expenditures	18,751	2,894	4,137	6,683	32,465
Total assets
Holdings	1,442,926	124,163	175,188	83,290	1,825,567
Guitar Center	1,442,926	124,163	175,188	104,825	1,847,102

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We record property and equipment at our segments based on direct capital expenditures made at each segment. Total assets of our direct response segment include the assets of our order fulfillment center and customer contact centers, and certain other assets that also support the online operations of our Guitar Center and Music & Arts segments. We allocate depreciation and amortization expense to our segments based on actual usage for assets used exclusively at each segment, and based on estimated usage, primarily measured by gross sales, for shared assets.

Material unallocated assets at our corporate segment primarily consist of cash, shared information technology infrastructure assets, including our data centers, internally-developed software costs, corporate office facilities, deferred income taxes and capitalized financing fees.

The following tables present a reconciliation of adjusted EBITDA to consolidated loss before income taxes (in thousands):

Holdings

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA
Guitar Center	$29,914	$34,124	$67,914	$79,795
Music & Arts	5,325	4,134	13,171	11,182
Direct response	3,056	2,550	5,807	6,042
Corporate	(3,001)	(1,738)	(5,816)	(4,720)
	35,294	39,070	81,076	92,299

Depreciation and amortization expense	21,474	22,092	43,022	44,737
Interest expense, net	38,676	41,345	80,034	82,519
Non-cash charges	(78)	794	253	1,690
Impairment charges	3,102	—	3,102	—
Other adjustments	3,431	3,292	10,400	7,455

Consolidated loss before income taxes	$(31,311)	$(28,453)	$(55,735)	$(44,102)

Guitar Center

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA
Guitar Center	$29,914	$34,124	$67,914	$79,795
Music & Arts	5,325	4,134	13,171	11,182
Direct response	3,056	2,550	5,807	6,042
Corporate	(3,001)	(1,738)	(5,816)	(4,720)
	35,294	39,070	81,076	92,299

Depreciation and amortization expense	21,474	22,092	43,022	44,737
Interest expense, net	22,492	21,351	43,857	42,532
Non-cash charges	(78)	794	253	1,690
Impairment charges	3,102	—	3,102	—
Other adjustments	3,431	3,292	10,400	7,455

Consolidated loss before income taxes	$(15,127)	$(8,459)	$(19,558)	$(4,115)

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Adjustments in the calculation of adjusted EBITDA include the following:

•                  Non-cash charges include stock-based compensation expense and the non-cash portion of rent expense.

•                  Other adjustments include restructuring charges, severance payments, bonuses under our long-term management incentive plan, various debt and financing costs, gains and losses on disposal of assets, special charges and management fees paid to Bain Capital, LLC, an affiliate of the majority stockholders of Holdings.

Other adjustments for the six months ended June 30, 2013 include a loss of $3.0 million related to payments we made to a third-party freight invoice processor that ceased operations. We plan to pursue the recovery of this amount from the third-party processor, but we cannot be certain of what amount, if any, we will recover.

Other adjustments include restructuring charges of $0.6 million for the three months ended June 30, 2012 and $1.7 million for the six months ended June 30, 2012.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.              Fair Value Measurements

The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under GAAP. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions.

Valuation inputs are classified into the following hierarchy:

•                  Level 1 Inputs— Quoted prices for identical instruments in active markets.

•                  Level 2 Inputs— Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•                  Level 3 Inputs— Instruments with significant unobservable value drivers.

Valuation policies and procedures for fair value measurements using level 3 inputs are established by finance management reporting to our chief financial officer. We corroborate level 3 inputs with historical and market information where possible and appropriate and we may engage third-party valuation firms to assist us in determining certain fair value measurements.

We do not have any material assets or liabilities measured at fair value on a recurring basis.

The fair values of cash, receivables, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of their short-term nature.

Some assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived and intangible assets that have been reduced to fair value when they are impaired and long-lived assets that are held for sale. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs.

The following table presents the fair value hierarchy for assets measured at fair value on a non-recurring basis (in thousands):

	Three and six months ended June 30, 2013
	Level 1	Level 2	Level 3	Total	Total Losses
Trademarks and trade names at the direct response segment	$—	$—	$7,400	$7,400	$2,300

We estimate the fair values of our indefinite-lived trademarks and trade names using a discounted cash flow analysis, specifically the relief-from-royalty method. This approach uses unobservable inputs, including projected revenue and our internal cost of capital. This approach also uses market observations about royalty rates.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents quantitative information about level 3 inputs used in our fair value measurements:

Fair Value Measurement	Fair Value at June 30, 2013 (in thousands)	Valuation technique	Unobservable input	Range
Trademarks and trade names at the direct response segment	$7,400	Discounted cash flow	Weighted-average cost of capital Long-term revenue growth rate	16.6% 1.0%
			Royalty rates	0.5% - 1.5%

The following table presents the difference between the carrying amount and estimated fair value of our long-term debt (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Guitar Center
Asset-based revolving credit facility	$138,000	$138,000	$—	$—
Senior secured term loan	619,125	612,160	621,762	600,000
Senior unsecured notes	394,890	408,288	394,890	418,579
Capital lease obligations	397	397	54	54
Total Guitar Center	1,152,412	1,158,845	1,016,706	1,018,633

Holdings
Senior unsecured PIK notes	434,889	462,636	564,673	596,965

Holdings consolidated	$1,587,301	$1,621,481	$1,581,379	$1,615,598

We estimate the fair value of our long-term debt using observable inputs classified as level 2 in the fair value hierarchy. We use present value and market techniques that consider rates of return on similar credit facilities recently initiated by companies with like credit quality in similar industries, quoted prices for similar instruments and inquiries with certain investment communities.

The carrying amount of our asset-based facility approximates its estimated fair value due to its short-term nature (borrowings are typically done in increments of 90 days or less), variable interest rate and similar rates offered for debt of similar maturities and credit risk.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.              Legal

On September 11, 2009, a putative class action was filed by an individual consumer named David Giambusso in the United States District Court for the Southern District of California. The complaint alleged that Guitar Center and other defendants, including a trade association and a large musical instrument manufacturer, exchanged sensitive information and strategies for implementing minimum advertised pricing, attempted to restrict retail price competition and monopolize at trade association-organized meetings, all in violation of Sections 1 and 2 of the Sherman Antitrust Act and California’s Unfair Competition Law. Subsequently, numerous additional lawsuits were filed in several federal courts (and one state court) attempting to represent comparable classes of plaintiffs with parallel allegations. Some of these lawsuits have expanded the group of defendants to include other manufacturers and others have alleged additional legal theories under state laws.

In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 (“MDL 2121”), except one filed in Tennessee. A consolidated amended complaint in MDL 2121 was filed on July 16, 2010, in the United States District Court for the Southern District of California. On August 20, 2010, defendants filed a motion to dismiss the consolidated amended complaint. The hearing was held on November 1, 2010. The court rendered its opinion on August 19, 2011, granting the motion to dismiss with leave to amend. Plaintiffs filed a first amended consolidated class action complaint on September 22, 2011. On December 28, 2011, the Magistrate Judge issued an order limiting the scope of discovery to non-public meetings at NAMM conventions. This ruling was affirmed by the District Court on February 7, 2012. On February 24, 2012, plaintiffs filed a second amended complaint.  On March 26, 2012, defendants filed a motion to dismiss the second amended complaint.  The motion was heard by the court on May 21, 2012.  On August 20, 2012, the court dismissed, with prejudice, plaintiffs’ Sherman Act claim for failure to plead an antitrust conspiracy.  On September 9, 2012, defendants filed a motion to alter or amend the judgment, requesting that the court amend the judgment to include the dismissal of plaintiffs’ state-law claims.  This motion was denied on jurisdictional grounds. Plaintiffs filed an appeal before the Ninth Circuit Court of Appeals.  On March 29, 2013, defendants filed a joint brief in opposition, which is currently pending. With regard to the Tennessee action, we had previously filed a motion to dismiss on September 3, 2010. On February 22, 2011, the plaintiff filed an amended complaint, for which we filed an additional motion to dismiss on March 24, 2011. The parties in the Tennessee action have agreed to cooperate with regard to a scheduling order, accordingly there is no hearing date set for the motion to dismiss. The plaintiffs in the consolidated actions are seeking an injunction against further behavior that has been alleged, as well as monetary damages, restitution and treble damages in unspecified amounts. The plaintiffs in the Tennessee action are seeking no more than $5.0 million in compensatory damages. On July 18, 2013, the Tennessee court entered an order striking the $5.0 million damages disclaimer, thus permitting removal of the case to federal court.  This matter will be joined with MDL 2121, which remains pending before the Ninth Circuit Court of Appeals. We are not currently able to estimate a probable outcome or range of loss in this matter.

On August 31, 2011, a putative class action was filed by a former employee in San Francisco Superior Court in an action entitled Carson Pellanda vs. Guitar Center, Inc. The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide required meal periods and rest breaks, unpaid work time and failure to provide accurate itemized wage statements. On October 4, 2011, a first amended complaint was filed, adding new allegations, including wrongful termination. Guitar Center has retained defense counsel. The first amended complaint seeks injunctive relief as well as monetary damages in unspecified amounts. Mediation was held on May 17, 2012.  The matter did not settle. On September 6, 2012, a Second Amended Complaint was filed, incorporating the allegations of a parallel wage and hour matter, Gomez vs. Guitar Center Stores, Inc., which was

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

subsequently dismissed. Discovery continues. We are not currently able to estimate a probable outcome or range of loss in this matter.

On May 24, 2011, a putative class action was filed in Los Angeles Superior Court in an action entitled Jason George vs. Guitar Center, Inc. and Guitar Center Stores, Inc. The complaint alleges that Guitar Center violated the California Song-Beverly Credit Card Act by requesting that its customers provide personal identification information in connection with the use of their credit cards. The complaint seeks monetary damages including statutory civil penalties in amounts of up to $1,000 per violation. This matter was subsequently consolidated with Justin Hupalo vs. Guitar Center, a putative class action alleging violations of the Song-Beverly Credit Card Act, filed on October 27, 2011. Discovery continues. In December 2012, a motion for summary judgment was filed on behalf of Guitar Center. A tentative ruling was issued by the court granting Guitar Center’s motion for summary judgment.  The court ordered additional limited discovery. We are not currently able to estimate a probable outcome or range of loss in this matter.

On March 18, 2013, a putative class action was filed in Los Angeles Superior Court in an action entitled Stewart vs. Guitar Center, Inc. and Guitar Center Stores, Inc.  The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide required meal periods, rest breaks, unpaid work time, and failure to provide accurate itemized wage statements.  Guitar Center has retained defense counsel.  Guitar Center has filed a Motion to Abate due to duplicative litigation in the pending Pellanda vs. Guitar Center action. We are not currently able to estimate a probable outcome or range of loss in this matter.

On May 29, 2013, a putative class action was filed in the United States District Court for the District of Massachusetts in an action entitled Neilan v. Guitar Center, Inc.  The complaint alleges that Guitar Center violated Mass. Gen Laws ch. 93 Section 105 by requesting that customers provide personal identification information in connection with the use of their credit cards. The complaint seeks monetary damages including statutory civil penalties and treble damages. Defense counsel has been retained. We are not currently able to estimate a probable outcome or range of loss in this matter.

On July 16, 2013, a putative class action was filed in Orange County Superior Court in an action entitled Johnson vs. Guitar Center, Inc. and Guitar Center Stores, Inc. The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide meal periods and rest breaks, unpaid work time and failure to provide accurate itemized wage statements.  The class has been defined as those employed by Guitar Center as instructors.  Defense counsel has been retained. We are not currently able to estimate a probable outcome or range of loss in this matter.

In addition to the matters described above, we are involved in various claims and legal actions in the normal course of business. We expect to defend all unresolved actions vigorously. We cannot assure you that we will be able to achieve a favorable settlement of these lawsuits or obtain a favorable resolution if they are not settled. However, it is management’s opinion that, after consultation with counsel and a review of the facts, a material loss with respect to our financial position, results of operations and cash flows is not probable from such currently pending normal course of business litigation matters.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements (including, but not limited to, statements to the effect that we or our management “anticipate,” “plan,” “project,” “estimate,” “expect,” “believe,” “intend,” “may,” “will,” “should” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, capital expenditures, working capital requirements and future effective tax rates. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the factors described in the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012.

Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, world and national political events, general economic conditions, the effectiveness of our promotion and merchandising strategies, the efficient operation of our supply chain, including the continued support of our key vendors, our effective management of business risks, including litigation, and competitive factors applicable to our retail and direct response markets. In light of these risks, there can be no assurance that the forward-looking statements contained in this report will in fact be realized.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report and management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2012.

The statements made by us in this report represent our views as of the date of this report, and it should not be assumed that the statements made herein represent our views as of any future date. We do not presently intend to update these statements and undertake no duty to any person to affect any such update under any circumstances.

Amounts shown in tables are generally rounded. Therefore, discrepancies in the tables between totals and the sum of the amounts listed may occur. All amounts are unaudited.

Overview

We are the leading retailer of music products in the United States based on revenue. We operate three reportable business segments: Guitar Center, direct response and Music & Arts. Our Guitar Center segment offers guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment through our retail stores and online, along with repair services and rehearsal and/or lesson space in a limited number of stores. Our direct response segment offers catalog and online sales of a broad selection of music products under several brand names, including Musician’s Friend and Music 123. Our Music & Arts segment offers band and orchestra instruments for rental and sale, music lessons and a limited selection of products of the type offered by our Guitar Center segment.

Beginning in 2013, our Music & Arts segment includes the operations of our Woodwind & Brasswind branded website and catalogs, which were previously reported together with our direct response segment. Management determined it was appropriate to evaluate the Music & Arts and Woodwind & Brasswind brands together, given the similarity of product lines offered and target customers of these brands. In addition, management elected in 2013 to allocate the costs of certain shared corporate services to our Guitar Center and direct response segments to provide better visibility into usage at each segment. We have adjusted 2012 segment results in the following management discussion and analysis to reflect these changes.

Our Guitar Center segment is operated primarily out of Guitar Center Stores, Inc., our retail store subsidiary. Our direct response segment is comprised primarily of the online operations of our Musician’s Friend, Inc. and Music 123, Inc. subsidiaries. Our Music & Arts segment is comprised of the retail and online businesses operated under the Music & Arts brand name, which is operated by Guitar Center Stores, Inc., and also includes the operations of our Woodwind & Brasswind, Inc. subsidiary. Our non-operating corporate segment consists primarily of Guitar Center, Inc., the parent company of our operating subsidiaries, and GTRC Services, Inc., which operates shared support services for our operating subsidiaries.

As of August 8, 2013, our wholly-owned retail subsidiary operated 251 Guitar Center stores in 44 states and 118 Music & Arts stores in 22 states. Our Guitar Center stores consisted of 151 primary format stores, 83 secondary format stores and 17 tertiary format stores. The store format is determined primarily by the size of the market in which it is located. Our primary format stores serve major metropolitan population centers and generally range in size from 13,000 to 30,000 square feet. Our secondary format stores serve mid-tier metropolitan areas and generally range in size from 8,000 to 15,000 square feet. Tertiary market stores serve smaller population centers and generally range in size from 5,000 to 8,000 square feet.

Our calculation of comparable retail store sales includes sales from stores that have been open for 14 months and does not include sales originated from our Guitar Center website. We do not exclude remodeled or relocated stores from the calculation of comparable store sales. All references to comparable store sales results in this quarterly report are based on this calculation methodology.

Results of operations

The following tables present the components of net loss, as a percentage of sales, for the periods indicated:

Holdings

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	29.0	30.1	29.3	30.6
Selling, general and administrative expenses	27.1	27.4	26.7	26.8
Impairment of intangible assets	0.5	—	0.2	—
Operating income	1.5	2.6	2.3	3.8
Interest expense, net	7.7	8.5	7.7	8.1
Loss before income taxes	(6.2)	(5.8)	(5.4)	(4.3)
Income tax expense (benefit)	(0.1)	0.1	(0.1)	0.1
Net loss	(6.1)%	(5.9)%	(5.2)%	(4.4)%

Guitar Center

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	29.0	30.1	29.3	30.6
Selling, general and administrative expenses	27.1	27.4	26.7	26.8
Impairment of intangible assets	0.5	—	0.2	—
Operating income	1.5	2.6	2.3	3.8
Interest expense, net	4.5	4.4	4.2	4.2
Loss before income taxes	(3.0)	(1.7)	(1.9)	(0.4)
Income tax benefit	(1.3)	(0.7)	(0.7)	(0.2)
Net loss	(1.7)%	(1.0)%	(1.1)%	(0.2)%

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net sales

Consolidated net sales for the second quarter of 2013 increased 3.7% to $504.8 million, compared to $486.6 million for the same period in 2012.

Net sales from our Guitar Center segment for the second quarter of 2013 increased 3.8% to $379.1 million, compared to $365.3 million for the same period in 2012, primarily driven by new store growth.  New stores open less than 14 months contributed $14.7 million in incremental net sales during the quarter and sales from our Guitar Center website increased 12.4%, or $2.3 million. These sales gains were partially offset by a decrease of 0.9%, or $3.2 million, in comparable retail store sales. Comparable store sales were negatively affected by a decrease in customer traffic, partially offset by improved sales conversion rates, which measures the number of sales transactions relative to the number of customers visiting our stores.

Net sales from our direct response segment for the second quarter of 2013 decreased 2.9% to $65.0 million, compared to $67.0 million for the same period in 2012. The decrease was primarily due to lower average selling prices as we expanded promotional offers during the quarter. Our direct response segment continues to be affected by the increasingly competitive e-commerce landscape, which has made it more difficult to attract and retain customers. As we test different pricing and marketing strategies in an effort to combat these competitive forces, these tests may create volatility in the segment’s net sales and gross profit. We expect these factors to continue to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment for the second quarter of 2013 increased 11.8% to $60.7 million, compared to $54.3 million for the same period in 2012. The increase was primarily due to 10.3% growth in retail store sales and our continued success at increasing high-volume bid sales to school districts.

Gross profit

Consolidated gross profit for the second quarter of 2013 decreased 0.1% to $146.3 million, compared to $146.5 million for the same period in 2012. Gross profit margin was 29.0% for the second quarter of 2013, compared to 30.1% for the same period in 2012.

Gross profit margin for our Guitar Center segment was 27.3% for the second quarter of 2013, compared to 28.5% for the same period in 2012. The decrease was primarily due to lower selling margin of 0.9%. Selling margin decreased due to adjustments in selling prices, in the form of merchandise markdowns, promotional discounts and in-store discounts to ensure our “Lowest Price Guarantee” policy. During the second quarter of 2013, we took additional merchandise markdowns for inventory moved to clearance status, with the goal of reducing overall inventory levels at our stores and replenishing inventory with the latest product assortments.

Gross profit margin for our direct response segment was 27.8% for the second quarter of 2013, compared to 29.5% for the same period in 2012. The decrease was primarily due to lower selling margin of 2.0%, partially offset by lower freight costs of 0.7%. Selling margin decreased due to adjustments in selling prices, in the form of merchandise markdowns, promotional discounts and price matching. Freight costs decreased primarily due to lower rates on outbound shipping.

Gross profit margin for our Music & Arts segment was 40.8% for the second quarter of 2013, compared to 41.7% for the same period in 2012. The decrease was primarily due to lower selling margin of 2.0%, partially offset by lower occupancy costs of 0.5%. The decrease in selling margin was due to a shift in sales channel mix, with increased sales to school districts at lower margins than rental and retail sales. The decrease in occupancy costs was due to higher net sales relative to costs.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses for the second quarter of 2013 increased 2.3% to $136.6 million, compared to $133.6 million for the same period in 2012. Consolidated selling, general and administrative expenses were 27.1% of net sales for the second quarter of 2013, compared to 27.4% for the same period in 2012.

Selling, general and administrative expenses for our Guitar Center segment for the second quarter of 2013 were 23.9% of segment net sales, compared to 23.8% for the same period in 2012. The increase was primarily due to higher advertising expense of 0.2%, as we increased our spending on marketing directed at local markets and targeted consumer segments.

Selling, general and administrative expenses for our direct response segment for the second quarter of 2013 were 29.2% of segment net sales, compared to 31.7% for the same period in 2012. The decrease was primarily due to lower compensation expenses of 1.0%, lower consulting expenses of 0.9% and lower group health insurance costs of 0.5%. The decrease in compensation expenses was due to reduced management and administrative headcount and lower incentive compensation. The decrease in consulting expenses was due to website improvement and re-branding projects in 2012 that did not re-occur in 2013. The decrease in group health insurance costs was due to fewer claims on our self-insured plan during the period.

Selling, general and administrative expenses for our Music & Arts segment for the second quarter of 2013 were 34.3% of segment net sales, compared to 37.4% for the same period in 2012. The decrease was due to higher net sales relative to expenses.

Operating income

Consolidated operating income for the second quarter of 2013 decreased to $7.4 million from $12.9 million for the same period in 2012. Consolidated operating income was 1.5% of net sales for the second quarter of 2013, compared to 2.6% for the same period in 2012.

Operating income for the second quarter of 2013 was affected by an impairment charge of $2.3 million on certain direct response non-amortizing trademarks and trade names. We evaluated our direct response indefinite-lived trademarks and trade names for impairment after continued decreases in net sales at our direct response segment, specifically from our Musician’s Friend branded website and catalogs. Because net sales is the primary driver of fair value for our indefinite-lived trademarks and trade names, we determined that the decrease in net sales indicated a possible impairment of these assets. We revised our revenue projections for the direct response brands based on net sales achieved through the first half of 2013 and expectations about our initiatives to improve the brands’ performance. The impairment analysis did not result in an impairment of the direct response segment’s long-lived tangible and amortizable intangible assets, as the projected future undiscounted cash flows from the asset group significantly exceeded its carrying amount.

Interest expense — Holdings

Net interest expense for Holdings for the second quarter of 2013 decreased 6.5% to $38.7 million, compared to $41.3 million for the same period in 2012.

The decrease was primarily due to a one-time principal prepayment of $129.8 million on the senior PIK notes in April 2013, which reduced interest expense by $3.8 million compared to the second quarter of 2012. The decrease was partially offset by additional interest expense of $0.7 million on increased borrowings on our asset-based revolving credit facility and $0.6 million on new Guitar Center senior notes issued in October 2012.

Interest expense — Guitar Center

Net interest expense for Guitar Center for the second quarter of 2013 increased 5.3% to $22.5 million, compared to $21.4 million for the same period in 2012.

The increase was primarily due to additional interest expense of $0.7 million on increased borrowings on our asset-based revolving credit facility and $0.6 million on the Guitar Center senior notes issued in October 2012.

Income tax expense (benefit) - Holdings

Income tax benefit for Holdings for the second quarter of 2013 was $0.3 million, compared to $0.3 million expense for the same period in 2012. The effective tax rate for the second quarter of 2013 was 1.1%, compared to (1.1%) for the same period in 2012.

The effective tax rate in 2013 and the negative effective tax rate in 2012 were lower than the expected amount, based on federal statutory income tax rates, because we apply a valuation allowance to deferred tax assets that we do not expect to realize in the foreseeable future. We determined, based on available objective evidence, that it is more likely than not that deferred tax assets related to our net operating losses would not be fully realized. Accordingly, we apply a valuation allowance to the related deferred tax assets and we do not recognize income tax benefits related to our net operating losses.

Income tax benefit - Guitar Center

Income tax benefit for Guitar Center for the second quarter of 2013 was $6.6 million, compared to $3.6 million for the same period in 2012. The effective tax rate for the second quarter of 2013 was 43.4%, compared to 43.1% for the same period in 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net sales

Consolidated net sales for the first six months of 2013 increased 2.2% to $1.037 billion, compared to $1.015 billion for the same period in 2012.

Net sales from our Guitar Center segment for the first six months of 2013 increased 2.7% to $779.6 million, compared to $759.0 million for the same period in 2012, primarily driven by new store growth. Non-comparable retail stores open less than 14 months contributed $30.8 million in incremental net sales in the first half of 2013 and sales from our Guitar Center website increased by 5.7%, or $2.3 million. These sales gains were partially offset by a decrease of 1.8%, or $12.6 million, in comparable retail store sales. Comparable store sales were negatively affected by a decrease in customer traffic, partially offset by improved sales conversion rates.

Net sales from our direct response segment for the first six months of 2013 decreased 5.7% to $138.0 million, compared to $146.3 million for the same period in 2012. The decrease in sales was primarily due to a 7.7% decline in the total number of orders. Our direct response segment continues to be affected by the increasingly competitive e-commerce landscape, which we believe contributed to the decrease in order count. As we test different pricing and marketing strategies in an effort to combat these competitive forces, these tests may create volatility in the segment’s net sales and gross profit. We expect these factors to continue to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment for the first six months of 2013 increased 8.9% to $119.1 million, compared to $109.4 million for the same period in 2012. The increase was primarily due to 7.3% growth in retail store sales and our continued success at increasing high-volume bid sales to school districts.

Gross profit

Consolidated gross profit for the first six months of 2013 decreased 2.0% to $303.8 million, compared to $310.0 million for the same period in 2012. Gross profit margin was 29.3% for the first six months of 2013, compared to 30.6% for the same period in 2012.

Gross profit margin for our Guitar Center segment was 27.7% for the first six months of 2013, compared to 29.1% for the same period in 2012. The decrease was primarily due to lower selling margin of 1.0%. Selling margin decreased due to adjustments in selling prices, in the form of merchandise markdowns, promotional discounts and in-store discounts to ensure our “Lowest Price Guarantee” policy.

Gross profit margin for our direct response segment was 26.8% for the first six months of 2013, compared to 28.5% for the same period in 2012. The decrease was primarily due to lower selling margin of 1.9%. Selling margin decreased due to adjustments in selling prices, in the form of merchandise markdowns, promotional discounts and price matching.

Gross profit margin for our Music & Arts segment was 42.7% for the first six months of 2013, compared to 43.6% for the same period in 2012. The decrease was primarily due to lower selling margin of 1.4%, resulting from a shift in sales channel mix with increased sales to school districts at lower margins than rental and retail sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses for the first six months of 2013 increased 2.1% to $277.2 million, compared to $271.6 million for the same period in 2012. Consolidated selling, general and administrative expenses were 26.7% of net sales for the first six months of 2013, compared to 26.8% for the same period in 2012.

Selling, general and administrative expenses for our Guitar Center segment for the first six months of 2013 were 23.4% of segment net sales, compared to 23.3% for the same period in 2012. The increase was primarily due to higher advertising expense of 0.2%, as we increased our spending on marketing directed at local markets and targeted consumer segments.

Selling, general and administrative expenses for our direct response segment for the first six months of 2013 were 29.9% of segment net sales, compared to 30.2% for the same period in 2012. The decrease was primarily due to lower compensation expenses of 0.8%, lower consulting expenses of 0.5% and lower group health insurance costs of 0.4%. These decreases were partially offset by a loss, totaling 1.4% of segment net sales, related to payments we made to a third-party freight invoice processor that ceased operations. The decrease in compensation expenses was due to reduced management and administrative headcount and lower incentive compensation. The decrease in consulting expenses was due to website improvement and re-branding projects in 2012 that did not re-occur in 2013. The decrease in group health insurance costs was due to fewer claims on our self-insured plan during the period. With respect to the loss on payments to the third party freight invoice processor, we plan to pursue the recovery of the amount, but we cannot be certain of what amount, if any, we will recover.

Selling, general and administrative expenses for our Music & Arts segment for the first six months of 2013 were 34.3% of segment net sales, compared to 36.1% for the same period in 2012. The decrease was due to higher net sales relative to expenses.

Operating income

Consolidated operating income for the first six months of 2013 decreased to $24.3 million from $38.4 million for the same period in 2012. Consolidated operating income was 2.3% of net sales for the first six months of 2013, compared to 3.8% for the same period in 2012.

Operating income for the first six months of 2013 was affected by an impairment charge of $2.3 million on certain direct response non-amortizing trademarks and trade names. We evaluated our direct response indefinite-lived trademarks and trade names for impairment after continued decreases in net sales at our direct response segment, specifically from our Musician’s Friend branded website and catalogs. Because net sales is the primary driver of fair value for our indefinite-lived trademarks and trade names, we determined that the decrease in net sales indicated a possible impairment of these assets. We revised our revenue projections for the direct response brands based on net sales achieved through the first half of 2013 and expectations about our initiatives to improve the brands’ performance. The impairment analysis did not result in an impairment of the direct response segment’s long-lived tangible and amortizable intangible assets, as the projected future undiscounted cash flows from the asset group significantly exceeded its carrying amount.

We also performed step 1 of the goodwill impairment test for our Guitar Center reporting unit as of June 30, 2013. We determined at the end of the first half of 2013 that there were sufficient indicators that it was more likely than not that goodwill at our Guitar Center reporting unit, which is also an operating segment, may be impaired.  These indicators included a decline in operating income and cash flows compared to the prior year period, and a downward adjustment to our projections of future operating income and cash flows from the reporting unit. In the step 1 analysis, the estimated fair value of our Guitar Center reporting unit exceeded its carrying amount by approximately 13% and we did not proceed to step 2 of the goodwill impairment test.

We use a discounted cash flow analysis and a market multiple analysis, equally weighted, to estimate the fair value of our Guitar Center reporting unit for step 1 of the goodwill impairment test. Significant management judgment is required in forecasting the future operating results and cash flows that are used in these analyses. We use estimates and assumptions that we consider reasonable in relation to the plans and estimated used to manage our business. These assumptions include projections about the growth in sales, operating margins and cash flows from the reporting unit. We also estimate the terminal value growth rate in Gordon Growth method, future capital expenditures and working capital requirements. We also consider assumptions that we believe market participants would use in valuing the reporting unit.

It is possible that our plans may change and our estimates may prove to be inaccurate. If actual results, or the estimates and assumptions used in future impairment analyses, are lower than the estimates used in step 1 of the goodwill impairment test as of June 30, 2013, we may incur impairment charges to goodwill or other intangible assets at our Guitar Center segment. As of June 30, 2013, the carrying amount of goodwill at our Guitar Center reporting unit, which is also an operating segment, was $582.4 million.

Because we performed the step 1 goodwill impairment test for our Guitar Center reporting unit, we also evaluated the indefinite-lived intangible assets and amortizable intangible asset group of our Guitar Center segment for impairment. The analysis did not result in an impairment of the Guitar Center segment’s indefinite-lived intangible assets, as their estimated fair values exceeded their carrying amounts. Similarly, there was no impairment of the Guitar Center segment’s amortizable intangible assets, as the projected future undiscounted cash flows from the asset group significantly exceeded its carrying amount.

Interest expense — Holdings

Net interest expense for Holdings for the first six months of 2013 decreased 3.0% to $80.0 million, compared to $82.5 million for the same period in 2012.

The decrease was primarily due to a one-time principal prepayment of $129.8 million on the senior PIK notes in April 2013, which reduced interest expense by $3.8 million compared to the first half of 2012. The decrease was partially offset by additional interest expense of $1.1 million on new Guitar Center senior notes issued in October 2012 and $0.7 million on increased borrowings on our asset-based revolving credit facility.

Interest expense — Guitar Center

Net interest expense for Guitar Center for the first six months of 2013 increased 3.1% to $43.9 million, compared to $42.5 million for the same period in 2012.

The increase was primarily due to additional interest expense of $1.1 million on the Guitar Center senior notes issued in October 2012 and $0.7 million on increased borrowings on our asset-based revolving credit facility.

Income tax expense (benefit) - Holdings

Income tax benefit for Holdings for the first six months of 2013 was $1.4 million, compared to $0.9 million expense for the same period in 2012. The effective tax rate for the first six months of 2013 was 2.5%, compared to (2.0%) for the same period in 2012.

The effective tax rate in 2013 and the negative effective tax rate in 2012 were lower than the expected amount, based on federal statutory income tax rates, because we apply a valuation allowance to deferred tax assets that we do not expect to realize in the foreseeable future. We determined, based on available objective evidence, that it is more likely than not that deferred tax assets related to our net operating losses would not be fully realized. Accordingly, we apply a valuation allowance to the related deferred tax assets and we do not recognize income tax benefits related to our net operating losses.

Income tax benefit - Guitar Center

Income tax benefit for Guitar Center for the first six months of 2013 was $7.8 million, compared to $1.8 million for the same period in 2012. The effective tax rate for the first six months of 2013 was 39.7%, compared to 44.8% for the same period in 2012.

The effective rate was lower in 2013 primarily due to discrete items, including canceled stock options from employee terminations and minimum state taxes that reduced our income tax benefits on pretax net loss.

Liquidity and capital resources

Our principal sources of cash are cash from our business operations and available borrowing capacity under our asset-based revolving credit facility. Our principal uses of cash typically include the financing of working capital, capital expenditures and payments on our indebtedness.

During the first six months of 2013, Holdings’ cash used in operating activities totaled $169.5 million. Holdings’ cash used in operating activities during the first half of 2013 includes a one-time mandatory redemption of Holdings’ senior PIK notes. See “Debt — Senior PIK note redemption” for further discussion of the redemption. Cash provided by operating activities was less than $0.1 million for Guitar Center for the first six months of 2013.

Our asset-based revolving credit facility provides senior secured financing of up to $373 million, subject to a borrowing base. The borrowing base is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. As of June 30, 2013, the borrowing base was $318 million, which supported $138 million of outstanding borrowings, $9 million of outstanding letters of credit and $171 million of availability. During the first half of 2013, our daily average borrowings on the asset-based facility were $48.6 million. The asset-based revolving credit facility matures in February 2016 with respect to $323 million of the maximum borrowing amount and in October 2013 with respect to $50 million of the maximum borrowing amount. We expect to refinance any outstanding borrowings maturing in October 2013 with extended borrowing commitments maturing in February 2016.

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Cash generated from our Guitar Center stores and through our e-commerce businesses are typically significantly higher in the fourth quarter than in any other quarter. Cash requirements to finance working capital are typically highest during the third quarter as we build inventory for holiday season sales. Seasonality for our Music & Arts business centers on band rental season, which starts in August and carries through mid-October, but that seasonality does not have a significant impact on our liquidity.

Holdings’ business activities consist solely of debt and equity financing related to its ownership of Guitar Center, and consequently Holdings does not generate cash flows other than amounts distributed to it by Guitar Center. Holdings is dependent on distributions received from Guitar Center to meet its debt service obligations on the senior PIK notes. The senior PIK notes are not guaranteed by any of Holdings’ subsidiaries.

We believe that the asset-based revolving credit facility and funds generated from operations will be adequate to fund debt service requirements, capital expenditures and working capital requirements for the next 12 months. Over the longer term, we expect that operating cash flows from our existing businesses will continue to be adequate to fund capital expenditures, working capital requirements and interest payments on our long-term debt.

Given that our primary source of liquidity is cash flows generated from operating activities, our liquidity has been and will continue to be affected by general economic conditions in the United States, particularly with respect to discretionary consumer spending in the retail sector and our ability to generate sales revenue. Our liquidity may also be affected by financial, competitive, legislative and regulatory factors and the cost of litigation claims, among other factors. We plan to expand our retail store presence and increase our investments in e-commerce, with the goal of increasing the operating cash flows from our existing businesses. If we do not have sufficient cash flows from operating activities, we may be required to limit our retail store and e-commerce growth strategies.

The maturities of the senior notes and senior PIK notes in 2017 and 2018 are significant. If our cash flows and capital resources are insufficient to fund these debt service obligations, we may be required to reduce or delay capital expenditures, sell assets or operations, seek replacement borrowing or seek equity financing. We cannot be certain that we would be able to take any of these actions or that these actions would be successful and permit us to meet our scheduled debt service obligations, which would have a material adverse impact on our business and operations.

Cash flows

Operating activities

Holdings’ net cash used in operating activities was $169.5 million for the first six months of 2013, which includes cash provided by operating income, less cash paid for interest totaling $211.7 million and increases in working capital. Cash paid for interest during the first half of 2013 included a one-time redemption of $129.8 million of Holdings’ senior PIK notes resulting from paid-in-kind interest that had been added to the principal balance. This redemption was the amount required to be redeemed as of April 15, 2013 to prevent the senior PIK notes from being treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code.

Holdings’ net cash used in operating activities was $58.2 million for the first six months of 2012. Cash provided by operating income was offset by interest payments and increases in working capital. Significant uses of cash during the period include an increase of $71.2 million in merchandise inventories, less a related increase of $32.9 million in accounts payable, and a decrease of $30.8 million in accrued expenses and other current liabilities. The increase in merchandise inventories is due to a combination of new Guitar Center stores opened during the year and timing of inventory purchases to take advantage of vendor pricing incentives. The increase in merchandise inventories is partially offset by an increase in accounts payable due to the timing of inventory receiving and payment. The decrease in accrued expenses and other current liabilities includes payment of $3.9 million in accrued employee termination costs related to restructuring activities in addition to payments for other accrued operating expenses. Interest payments on our long-term debt were $80.6 million for the first six months of 2012.

Guitar Center’s net cash provided by operating activities was less than $0.1 million for the first six months of 2013. Guitar Center’s net cash used in operating activities was $18.4 million for the same period in 2012. The difference between Holdings and Guitar Center cash flow from operating activities represents interest payments on Holdings’ senior PIK notes.

Investing activities

Holdings’ and Guitar Center’s net cash used in investing activities was $28.2 million for the first half of 2013, compared to $29.6 million for the same period in 2012.

Capital expenditures for the first six months of 2013 included $11.6 million related to new Guitar Center stores, $8.8 million investment in information technology and $4.2 million to refresh existing Guitar Center and Music & Arts stores.

Capital expenditures for the first six months of 2012 included $11.0 million investment in technology development and purchases and $9.6 million related to new Guitar Center stores. Net proceeds from sale of property and equipment during the first six months of 2012 included $2.8 million received on the sale of our Medford office building.

Financing activities

Holdings’ cash provided by financing activities was $132.3 million for the first six months of 2013, compared to $1.1 million cash used in the first six months of 2012.

We increased our borrowings on the asset-based credit facility during the first half of 2013 to fund interest payments and working capital requirements after we made a principal payment of $129.8 million in April 2013 related to the paid-in-kind interest on Holdings’ senior PIK notes. See “Senior PIK note redemption” for a description of this payment.  Financing fees paid in 2013 represent payments made to our lenders in connection with a modification of the terms of our term loan during the second quarter. See “Term loan modification” for a description of the modification.

Cash used in financing activities in 2012 was primarily related to the payment of fees to our lenders in connection with obtaining extended commitments on our asset-based credit facility.

Guitar Center’s cash used in financing activities was $37.3 million for the first six months of 2013, compared to $40.9 million for the first six months of 2012.

Guitar Center made repayments of $169.6 million to Holdings during the first half of 2013 to fund the mandatory redemption and the semi-annual interest payment on Holdings’ senior PIK notes. We also increased our borrowings on Guitar Center’s asset-based credit facility by $138.0 million during the first half of 2013 to fund interest payments and working capital requirements. Financing fees paid in 2013 represent payments made to our lenders in connection with a modification of the terms of Guitar Center’s term loan.

In the first half of 2012, Guitar Center made distributions of $39.8 million to Holdings, primarily to fund payment of interest on the senior PIK notes. Cash paid for financing fees was related to the payment of fees to our lenders to obtain extended lending commitments on Guitar Center’s asset-based facility.

Capital expenditure requirements

Our capital expenditures generally consist of information technology development, new store opening costs and costs to remodel, relocate and refurbish existing stores.

Our average capital expenditures for new stores opened between 2011 and 2013 was approximately $1.6 million for each primary market store, $1.2 million for each secondary market store and $1.0 million for each tertiary market store. These costs generally consist of leasehold improvements, fixtures and equipment and do not include tenant improvement allowances that we may receive from our landlords to help defray these costs. Additionally, our new primary stores generally require between $1.1 million and $1.6 million of inventory, secondary stores require between $0.8 million to $1.1 million of inventory and tertiary market stores require approximately $0.5 million of inventory upon store opening.

We opened nine new Guitar Center stores during the first six months of 2013, comprised of four secondary format locations and five tertiary format locations. We also opened two new stores between July 1 and August 8, 2013 and we plan to open four additional stores by the end of 2013. We plan to open new stores at a rate of 10 to 20 stores per year going forward, in a combination of store formats. New stores generally take a number of years to reach what we consider mature sales levels, generally four years for our primary format stores and three years for our secondary format stores.

We expect our total capital expenditures for the second half of 2013 will be between $40 million and $45 million. We expect this amount to include $15 to $20 million of information technology expenditures, approximately $10 million of new store expenditures and approximately $10 to $15 million to remodel, relocate and refurbish existing stores. Planned remodeling and refurbishing expenditures include costs for adding GC Studios lesson and rehearsal space to existing stores.

Debt

Holdings’ consolidated outstanding long-term debt as of June 30, 2013 consisted of borrowings on an asset-based revolving facility, a senior secured term loan, the senior notes and the senior PIK notes. The aggregate outstanding principal balance on this debt as of June 30, 2013 was $1.587 billion.

Guitar Center’s outstanding long-term debt as of June 30, 2013 consisted of borrowings on an asset-based revolving credit facility, a senior secured term loan and the senior notes. The aggregate outstanding principal balance on this debt as of June 30, 2013 was $1.152 billion.

Based on the floating interest rates in effect as of June 30, 2013, we expect interest payments on the term loan, senior notes and senior PIK notes will be approximately $73 million in the second half of 2013 and approximately $144 million per year in the years 2014 through 2016. We expect that interest payments for the years 2017 and 2018 will be approximately $132 million in total.

Interest expense on the asset-based facility will vary based on our liquidity requirements and usage of the facility. We anticipate maintaining a balance on the asset-based facility for the foreseeable future, although we plan to reduce the outstanding borrowings to the extent afforded by cash flows generated from operations. As of June 30, we had $138.0 million of borrowings outstanding on the asset-based facility at a weighted average interest rate of 3.0%.

As of June 30, 2013, scheduled maturities and principal payments on the asset-based facility, term loan, senior notes and senior PIK notes for the second half of 2013 through the end of 2016 totaled $169 million. The remaining maturities, totaling $1.4 billion, occur in 2017 and 2018.

Our long-term debt agreements include restrictive covenants that could require early payment in the event of default.

Term loan modification

In June 2013, our lenders agreed to modify certain terms of the extended term loan credit agreement. The amended terms apply to the portion of the term loan that was extended by our lenders as part of the amendments and extensions of our long-term debt completed in March 2011. As of June 30, 2013, the principal balance of extended term loans was $611.2 million. We paid our lenders an aggregate of $2.9 million in arrangement, consent and extension fees in connection with this modification.

The amendments included the following:

•      increased the pricing margin over LIBOR from 525 basis points to 600 basis points

•      increased the pricing margin over prime rate from 425 basis points to 500 basis points

•      included a prepayment premium of 1.0% if prepaid or re-priced within one year of the modification

•      amended the secured net leverage ratio covenant as follows:

4.35x through September 30, 2013

4.0x from October 1, 2013 through December 31, 2014

3.75x from January 1, 2015 through June 30, 2015

3.0x from July 1, 2015 through maturity

Additionally, we were not required to test the secured net leverage ratio as a maintenance covenant for the fiscal quarter ended June 30, 2013.

The modification eased the secured net leverage coverage ratio covenant for each of the quarterly periods between September 30, 2013 and June 30, 2015.

The increase of 75 basis points in the pricing margin will result in approximately $4.5 million additional interest expense annually on the term loan.

Senior PIK note redemption

We made a principal payment of $129.8 million in April 2013 related to the paid-in-kind interest on Holdings’ senior PIK notes. This mandatory principal redemption was the amount required to be redeemed to prevent the senior PIK notes from being treated as “applicable high yield discount obligations” as of April 15, 2013 within the meaning of Section 163(i)(1) of the Internal Revenue Code. The redemption price for the portion of each senior PIK note redeemed was 100% of the principal amount of such portion plus any accrued interest thereon on the date of redemption. We funded this payment with cash available from operations and amounts drawn on the asset-based revolving credit facility.

Covenants

See our annual report on Form 10-K for the year ended December 31, 2012 for a summary of the material terms of our term loan credit facility, asset-based revolving credit facility, senior notes and senior PIK notes.

As of June 30, 2013, we were in compliance with our debt covenants. Under the term loan credit agreement as amended in June 2013, we were not required to test the consolidated secured net leverage ratio as of June 30, 2013. We will be required to have a consolidated secured net leverage ratio that does not exceed 4.35x as of September 30, 2013. As of June 30, 2013, our consolidated secured net leverage ratio was 3.9x.

Contractual obligations and commercial commitments

Substantially all of the real property used in our business is leased under operating lease agreements. We do not expect new lease agreements entered into during the year to materially affect our liquidity or our financial statements. There have been no other material changes to our contractual obligations since December 31, 2012. See our annual report on Form 10-K for the year ended December 31, 2012 for additional information about our contractual obligations and commercial commitments.

Seasonality

Our business follows a seasonal pattern, peaking during the holiday selling season in November and December. Sales in the fourth quarter are typically significantly higher in our Guitar Center stores on a per store basis and through the direct response segment than in any other quarter. In addition, band rental season for our Music & Arts stores starts in August and carries through mid-October, but that seasonality does not have a significant impact on our consolidated results.

Inflation and changing prices

We believe that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on our net sales or profitability. However, we have experienced increases in freight and we have also been experiencing increased product costs as the commodity and labor prices in Asia, particularly in China, have been rising.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting estimates

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies or estimates since the end of 2012.

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our financial position, results of operations or cash flows.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

We have market risk exposure arising from changes in interest rates on our term loan credit facility. The interest rates on our term loan facility will re-price periodically, which will impact our earnings and cash flow.

A 1% increase in the floating interest rate on our term loan would result in approximately $6 million additional interest expense per year.

We are also exposed to interest rate risk on our variable rate asset-based revolving credit facility. Historically, we have not had material interest rate exposure on this credit facility as our borrowings have been in small amounts or for short time periods. Our borrowing on this credit facility has increased in 2013 and we expect borrowing on the facility to continue for the foreseeable future. Accordingly, our interest rate risk exposure related to this credit facility has increased.

We do not anticipate hedging our interest rate risk on the term loan or the asset-based revolving credit facility in the near term. For the period from January 2008 to January 2013, we had hedged a portion of our interest rate risk on the term loan using interest rate cap agreements; these derivative instruments matured in December 2012 and January 2013.

The interest rates on our senior notes and senior PIK notes are fixed.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures (for each of Holdings and Guitar Center)

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Act of 1934, as amended, or the “Exchange Act,” that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting (for each of Holdings and Guitar Center)

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

For information on legal proceedings, see Note 6 of the combined notes to condensed consolidated financial statements, included in Part I of this quarterly report on Form 10-Q, which is incorporated by reference in response to this Item 1.

Item 1A.     Risk Factors

Our risk factors as of June 30, 2013 have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit Number	Description
10.1

Second Amendment, dated as of June 3, 2013, to the Credit Agreement, dated as of October 9, 2007, as amended by the First Amendment, dated as of March 2, 2011, among Guitar Center, Inc., the facility guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the other agents party thereto, previously filed as Exhibit 10.1 with Guitar Center, Inc.’s and Guitar Center Holdings, Inc.’s Form 8-K filed on June 7, 2013 and incorporated by reference herein.

31.1	Guitar Center, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
31.2	Guitar Center, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
31.3	Guitar Center Holdings, Inc. Certification of Chief Executive Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
31.4	Guitar Center Holdings, Inc. Certification of Chief Financial Officer required by Rule 13a-14(a) (17 C.F.R. 240.13a- 14(a))
32.1	Guitar Center, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

Guitar Center Holdings, Inc. Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*         These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013	GUITAR CENTER, INC.

	By:	/s/ MICHAEL PRATT
Michael Pratt Chief Executive Officer (Principal Executive Officer)
	By:	/s/ TIM MARTIN
Tim Martin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 13, 2013	GUITAR CENTER HOLDINGS, INC.

	By:	/s/ MICHAEL PRATT
Michael Pratt Vice President and Assistant Secretary (Principal Executive Officer)
	By:	/s/ TIM MARTIN
Tim Martin
Vice President and Assistant Secretary (Principal Financial and Accounting Officer)