Form 10-Q
period 2013-09-30
GUITAR CENTER HOLDINGS, INC.; GUITAR CENTER, INC.
filed 2013-11-14
CIK 1427553, 1021113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013 there were 9,740,160 shares of common stock, $0.01 par value per share, of Holdings outstanding.

As of November 8, 2013, there were 100 shares of common stock, $0.01 par value per share, of Guitar Center outstanding, all of which are owned by Holdings.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$26,026	$74,836
Accounts receivable, net of allowance for doubtful accounts of $2,829 and $2,849, respectively	43,041	44,015
Merchandise inventories	611,720	564,959
Prepaid expenses and other current assets	28,175	23,285
Deferred income taxes	3,164	3,165
Total current assets	712,126	710,260
Property and equipment, net of accumulated depreciation and amortization of $294,049 and $250,835, respectively	206,598	213,969
Goodwill	222,517	582,378
Intangible assets, net of accumulated amortization of $182,016 and $200,040, respectively	272,610	291,269
Other assets, net	18,963	18,682
Total assets	$1,432,814	$1,816,558

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$152,183	$116,973
Accrued expenses and other current liabilities	138,420	132,119
Merchandise advances	30,239	34,901
Current portion of long-term debt	6,764	135,725
Total current liabilities	327,606	419,718
Other long-term liabilities	21,666	20,669
Deferred income taxes	79,066	79,537
Long-term debt	1,605,848	1,445,654
Total liabilities	2,034,186	1,965,578
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 20,000 shares authorized,9,740 issued and outstanding	97	97
Additional paid-in capital	634,481	633,800
Accumulated deficit	(1,235,950)	(782,917)
Total stockholders’ deficit	(601,372)	(149,020)
Total liabilities and stockholders’ deficit	$1,432,814	$1,816,558

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$520,683	$496,231	$1,557,354	$1,510,980
Cost of goods sold, buying and occupancy	373,150	348,869	1,105,975	1,053,581
Gross profit	147,533	147,362	451,379	457,399
Selling, general and administrative expenses	146,370	131,378	423,617	402,998
Impairment of intangible assets	—	—	2,300	—
Impairment of goodwill	360,100	—	360,100	—
Operating income (loss)	(358,937)	15,984	(334,638)	54,401
Interest expense, net of interest income of $7, $3, $27 and $30, respectively	39,264	41,208	119,298	123,726
Loss before income taxes	(398,201)	(25,224)	(453,936)	(69,325)
Income tax expense (benefit)	466	434	(903)	1,306
Net loss	(398,667)	(25,658)	(453,033)	(70,631)
Other comprehensive income, net of income tax	—	—	—	173
Comprehensive loss	$(398,667)	$(25,658)	$(453,033)	$(70,458)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net loss	$(453,033)	$(70,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,197	67,404
Impairment of property and equipment	1,731	559
Impairment of intangible assets	2,300	—
Impairment of goodwill	360,100	—
Net gain on disposal of property and equipment	(38)	(2)
Amortization of deferred financing fees	2,664	2,388
Non-cash interest expense	—	18,637
Stock-based compensation	681	704
Deferred income taxes	(470)	(103)
Payment of deferred paid-in-kind interest	(129,784)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	977	(1,381)
Merchandise inventories	(46,072)	(99,370)
Prepaid expenses and other current assets	(4,882)	(3,741)
Other assets, net	(17)	(100)
Accounts payable	35,181	36,389
Accrued expenses and other current liabilities	7,880	1,869
Merchandise advances	(4,662)	(2,874)
Other long-term liabilities	997	1,340
Net cash used in operating activities	(161,250)	(48,912)

Investing activities:
Purchase of property and equipment	(44,080)	(48,781)
Net proceeds from disposal of property and equipment	44	2,909
Acquisition of businesses	(1,143)	—
Net cash used in investing activities	(45,179)	(45,872)

Financing activities:
Borrowings on asset-based revolving credit facility	354,000	57,000
Repayment of asset-based revolving credit facility	(189,000)	(57,000)
Repayment of long-term debt	(4,453)	(484)
Repurchase of common stock	—	(39)
Financing fees	(2,928)	(742)
Net cash provided by (used in) financing activities	157,619	(1,265)
Net decrease in cash	(48,810)	(96,049)
Cash at beginning of period	74,836	106,036
Cash at end of period	$26,026	$9,987

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including payment of deferred paid-in-kind interest	$223,706	$90,264
Income taxes	921	2,189
Non-cash investing and financing activities:
Assets acquired under capital lease	$470	$—

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$26,026	$74,836
Accounts receivable, net of allowance for doubtful accounts of $2,829 and $2,849, respectively	43,041	44,015
Merchandise inventories	611,720	564,959
Prepaid expenses and other current assets	28,175	23,285
Deferred income taxes	9,802	34,614
Total current assets	718,764	741,709
Property and equipment, net of accumulated depreciation and amortization of $294,049 and $250,835, respectively	206,598	213,969
Goodwill	222,517	582,378
Intangible assets, net of accumulated amortization of $182,016 and $200,040, respectively	272,610	291,269
Other assets, net	17,073	16,484
Total assets	$1,437,562	$1,845,809

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$152,183	$116,973
Accrued expenses and other current liabilities	197,862	199,195
Merchandise advances	30,239	34,901
Current portion of long-term debt	6,764	5,941
Total current liabilities	387,048	357,010
Other long-term liabilities	21,666	20,669
Deferred income taxes	85,710	105,327
Long-term debt	1,170,959	1,010,765
Due to Guitar Center Holdings, Inc.	54,548	224,113
Total liabilities	1,719,931	1,717,884
Commitments and contingencies
Stockholder’s equity (deficit):
Common stock, $0.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	620,871	620,190
Accumulated deficit	(903,240)	(492,265)
Total stockholder’s equity (deficit)	(282,369)	127,925
Total liabilities and stockholder’s equity (deficit)	$1,437,562	$1,845,809

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$520,683	$496,231	$1,557,354	$1,510,980
Cost of goods sold, buying and occupancy	373,150	348,869	1,105,975	1,053,581
Gross profit	147,533	147,362	451,379	457,399
Selling, general and administrative expenses	146,370	131,378	423,617	402,998
Impairment of intangible assets	—	—	2,300	—
Impairment of goodwill	360,100	—	360,100	—
Operating income (loss)	(358,937)	15,984	(334,638)	54,401
Interest expense, net of interest income of $7, $3, $27 and $30, respectively	23,842	21,214	67,699	63,746
Loss before income taxes	(382,779)	(5,230)	(402,337)	(9,345)
Income tax expense (benefit)	16,410	(3,192)	8,638	(5,037)
Net loss	(399,189)	(2,038)	(410,975)	(4,308)
Other comprehensive income, net of income tax	—	—	—	173
Comprehensive loss	$(399,189)	$(2,038)	$(410,975)	$(4,135)

See accompanying notes to condensed consolidated financial statements

GUITAR CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net loss	$(410,975)	$(4,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	65,197	67,404
Impairment of property and equipment	1,731	559
Impairment of intangible assets	2,300	—
Impairment of goodwill	360,100	—
Net gain on disposal of property and equipment	(38)	(2)
Amortization of deferred financing fees	2,356	2,079
Non-cash interest expense	—	404
Stock-based compensation	681	704
Deferred income taxes	5,195	(13,803)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	977	(1,381)
Merchandise inventories	(46,072)	(99,370)
Prepaid expenses and other current assets	(4,882)	(4,632)
Other assets, net	(17)	(100)
Accounts payable	35,181	36,389
Accrued expenses and other current liabilities	246	8,460
Merchandise advances	(4,662)	(2,874)
Other long-term liabilities	997	1,340
Net cash provided by (used in) operating activities	8,315	(9,131)

Investing activities:
Purchase of property and equipment	(44,080)	(48,781)
Net proceeds from disposal of property and equipment	44	2,909
Acquisition of businesses	(1,143)	—
Net cash used in investing activities	(45,179)	(45,872)

Financing activities:
Borrowings on asset-based revolving credit facility	354,000	57,000
Repayment of asset-based revolving credit facility	(189,000)	(57,000)
Repayment of long-term debt	(4,453)	(484)
Financing fees	(2,928)	(742)
Repayment to Guitar Center Holdings, Inc.	(169,565)	(39,820)
Net cash used in financing activities	(11,946)	(41,046)
Net decrease in cash	(48,810)	(96,049)
Cash at beginning of period	74,836	106,036
Cash at end of period	$26,026	$9,987

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,140	$50,483
Income taxes	921	2,189
Non-cash investing and financing activities:
Assets acquired under capital lease	$470	$—

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

Our Guitar Center business offers guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment through retail stores and online, along with repair services and rehearsal and/or lesson space in many of our stores. As of September 30, 2013, Guitar Center operated 253 Guitar Center stores across the United States, with 151 primary format stores, 84 secondary format stores and 18 tertiary format stores.

Our direct response business is a leading direct response retailer of musical instruments in the United States, and its operations include the Musician’s Friend and other branded websites and catalogs.

Our Music & Arts business specializes in band and orchestra instruments for sale and rental, serving students, teachers, band directors and college professors. As of September 30, 2013, Music & Arts operated 117 stores in 22 states, along with the Music & Arts website. The operations of our Woodwind & Brasswind website and catalogs are also reported in the Music & Arts business segment.

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

The accompanying unaudited condensed consolidated financial statements are prepared on the same basis as our annual consolidated financial statements. We believe the condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by GAAP. Interim period adjustments are normal and recurring in nature, except where indicated otherwise in these notes.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In particular, we make judgments in areas such as allowances for doubtful accounts, depreciation and amortization, inventory valuation, self-insurance reserves, impairment of long-lived assets, goodwill and other intangible assets, litigation, provision for sales returns, vendor allowances, stock-based compensation and income taxes. Actual results could differ from these estimates.

As a result of economic conditions in the United States, there is uncertainty about unemployment, consumer confidence and business and consumer spending. Over the last several years, these factors have reduced our visibility into long-term trends, dampened our expectations of future business performance and increased the degree of uncertainty in our estimates.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.              Goodwill and Intangible Assets

Goodwill

The following table presents an analysis of the changes in goodwill by segment for the nine months ended September 30, 2013 (in thousands):

	Guitar	Music
	Center	& Arts	Total
Balance at December 31, 2012
Goodwill	$706,182	$—	$706,182
Accumulated impairment losses	(123,804)		(123,804)
	582,378	—	582,378

Goodwill resulting from acquisitions	—	239	239
Goodwill impairment	(360,100)	—	(360,100)

Balance at September 30, 2013
Goodwill	706,182	239	706,421
Accumulated impairment losses	(483,904)	—	(483,904)
	$222,278	$239	$222,517

We perform a qualitative assessment annually on the first day of the fourth quarter to determine if facts and circumstances indicate that goodwill is more likely than not impaired. We also test goodwill for impairment upon the occurrence of events or substantive changes in circumstances that indicate that goodwill is more likely than not impaired.

During the second quarter of 2013, operating income decreased significantly at our Guitar Center segment, which is also a reporting unit for purposes of testing goodwill for impairment. We concluded that there were sufficient indicators that goodwill at our Guitar Center segment may be impaired.

We performed step 1 of the goodwill impairment test for our Guitar Center reporting unit as of June 30, 2013. We used a discounted cash flow analysis and a market multiple analysis, equally weighted, to estimate the fair value of our Guitar Center reporting unit. Based on the step 1 analysis as of June 30, 2013, no goodwill impairment was indicated and we did not proceed to step 2 of the goodwill impairment test.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the third quarter of 2013, operating income at our Guitar Center segment fell significantly below our expectations. Based on a forward projection of our recent operating performance, we determined that if current trends were to continue there would be uncertainty as to when or whether our Guitar Center business would be able to achieve historical operating results. Given these uncertainties, we determined it was appropriate to revise our projections of future cash flows from the segment. Management concluded that these changes in facts and circumstances represented a triggering event, requiring us to again test the reporting unit’s goodwill for impairment.

We performed step 1 of the goodwill impairment test as of September 30, 2013 and determined that the carrying amount of the Guitar Center reporting unit exceeded its estimated fair value.  Step 2 of the impairment test requires us to estimate the fair value of all of the reporting unit’s assets and liabilities, including identifiable intangible assets, and compare the implied fair value of goodwill to its carrying value. We are in the process of performing step 2 of the goodwill impairment test and we expect to complete our analysis during the fourth quarter of 2013.  We recorded an estimated goodwill impairment charge of $360.1 million in the third quarter of 2013. Given the complexity of the step 2 analyses, the calculation of the fair value of certain assets, primarily property and equipment, amortizable intangible assets and favorable leases, among others, is still preliminary. The estimated impairment charge will be revised, if necessary, after the step 2 analysis is completed during the fourth quarter of fiscal 2013.

We use a discounted cash flow analysis and a market multiple analysis to estimate the fair value of our Guitar Center reporting unit for step 1 of the goodwill impairment test. The discounted cash flow analysis included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital requirements, perpetual growth rates and long term discount rates, all of which require significant judgments by management.

We also use discounted cash flow analyses and market-based techniques to estimate the fair values of the reporting unit’s assets and liabilities in step 2 of the goodwill impairment test. Significant management judgment is required in forecasting the future operating results and cash flows that are used in these analyses.

The non-cash impairment charge has no impact on our compliance with debt covenants, our cash flows or available liquidity, however it does have a material impact on our consolidated financial statements.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other intangible assets

Our other intangible assets are comprised of indefinite-lived trademarks and trade names and finite-lived intangible assets, primarily related to customer relationships and below-market leases.

We perform a qualitative assessment annually on the first day of the fourth quarter to determine if facts and circumstances indicate that our indefinite-lived intangible assets are more likely than not impaired. We also test indefinite-lived intangible assets for impairment whenever events and circumstances indicate that the fair value of the asset is more likely than not less than its carrying amount.

Because we tested Guitar Center goodwill for impairment, we also evaluated the indefinite-lived intangible assets and amortizable intangible asset group of our Guitar Center segment for impairment as of June 30 and September 30, 2013. There was no impairment of the Guitar Center segment’s indefinite-lived intangible assets, as their estimated fair values exceeded their carrying amounts. Similarly, there was no impairment of the Guitar Center segment’s finite-lived intangible assets, as the projected future undiscounted cash flows from the asset group exceeded its carrying amount.

In the second quarter of 2013, we evaluated our direct response indefinite-lived trademarks and trade names for impairment after continued decreases in net sales at our direct response segment. Because net sales are the primary driver of fair value for our indefinite-lived trademarks and trade names, we determined that the decrease in net sales indicated possible impairment of these assets. We revised our revenue projections for the direct response brands based on net sales achieved through the first half of 2013 and expectations about our initiatives to improve the brands’ performance. As a result of the impairment analysis, we recognized an impairment charge of $2.3 million in the second quarter of 2013 related to certain of our direct response indefinite-lived trademarks and trade names.

The direct response segment’s amortizing customer relationship intangible asset was not considered impaired in the second quarter, as the projected future undiscounted cash flows from the asset group significantly exceeded its carrying amount.

During the third quarter, we did not test the direct response segment’s indefinite-lived intangible assets for impairment. Facts and circumstances did not indicate further impairment of these assets, as the segment’s net sales were within our revised revenue projections included in the impairment analysis performed as of the end of the second quarter.

See Note 5 for more information about fair value measurements for our intangible assets.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present a summary of our intangible assets other than goodwill (dollars in thousands, life in years):

		September 30, 2013
	Weighted-	Gross
	Average Useful	Carrying	Accumulated	Intangible
	Life	Amount	Amortization	Assets, Net
Unamortized trademarks	—	$206,201	$—	$206,201
Amortized
Customer relationships	13.1	221,538	(158,790)	62,748
Favorable lease terms	7.6	25,941	(22,580)	3,361
Covenants not to compete and other	4.6	946	(646)	300
		$454,626	$(182,016)	$272,610

		December 31, 2012
	Weighted-	Gross
	Average Useful	Carrying	Accumulated	Intangible
	Life	Amount	Amortization	Assets, Net
Unamortized trademarks	—	$208,501	$—	$208,501
Amortized
Customer relationships	13.0	224,302	(148,042)	76,260
Favorable lease terms	7.5	57,721	(51,323)	6,398
Covenants not to compete and other	4.3	785	(675)	110
		$491,309	$(200,040)	$291,269

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

Amortization expense is classified in our condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of goods sold, buying and occupancy	$936	$1,423	$3,118	$4,563
Selling, general and administrative expenses	4,693	5,776	13,872	17,331

The future estimated amortization expense related to intangible assets as of September 30, 2013 was as follows (in thousands):

Year
Remainder of 2013	$5,428
2014	16,549
2015	12,583
2016	9,717
2017	7,663
Thereafter	14,469
Total	$66,409

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.              Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Guitar Center
Senior secured asset-based revolving facility	$165,000	$—
Senior secured term loan	617,500	621,762
Obligations under capital leases, payable in monthly installments through 2014 and 2013, respectively	333	54
Senior unsecured notes	394,890	394,890
	1,177,723	1,016,706
Less current portion	6,764	5,941
Guitar Center long-term debt, net of current portion	1,170,959	1,010,765

Holdings
Senior unsecured PIK notes	434,889	564,673
Less current portion	—	129,784
Holdings long-term debt, net of current portion	434,889	434,889

Holdings consolidated long-term debt, net of current portion	$1,605,848	$1,445,654

Guitar Center long-term debt as of September 30, 2013 consisted of (1) a senior secured asset-based revolving facility, referred to as the asset-based facility, with a maximum availability of $373 million, of which $165 million was outstanding, (2) a senior secured term loan facility, referred to as the term loan, in an aggregate principal amount of $617.5 million and (3) senior unsecured notes, referred to as the senior notes, in an aggregate principal amount of $394.9 million.

Holdings long-term debt as of September 30, 2013 consisted of senior unsecured payment-in-kind notes, referred to as the senior PIK notes, in an aggregate principal amount of $434.9 million.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Asset-based facility

The maximum available borrowing amount for our asset-based facility is subject to a borrowing base, which is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. As of September 30, 2013, the borrowing base was $322 million, which supported $165 million of outstanding borrowings, $9 million of outstanding letters of credit and $148 million of availability.

Our daily average borrowings on the asset-based facility were $84.1 million for the nine months ended September 30, 2013.

As of September 30, 2013, the weighted average interest rate for borrowings on the asset-based facility was 3.2%.

Term loan modification

In June 2013, we reached an agreement with our lenders to modify certain terms of the term loan credit agreement. The amendments included the following:

•                  with respect to the $611.2 million of outstanding principal, as of the modification date, that matures in April 2017, increased the pricing margin over LIBOR from 525 basis points to 600 basis points and increased the pricing margin over prime rate from 425 basis points to 500 basis points;

•                  amended the time period for a 1.0% prepayment premium to apply to a prepayment or re-pricing transaction occurring within one year of the modification date; and

•                  amended the maximum consolidated secured net leverage ratio covenant as follows:

4.35x from April 1, 2013 through September 30, 2013

4.0x from October 1, 2013 through December 31, 2014

3.75x from January 1, 2015 through September 30, 2015

3.0x from July 1, 2015 through maturity.

Additionally, we were not required to test the secured net leverage ratio as a maintenance covenant for the fiscal quarter ended June 30, 2013.

We paid the lenders an aggregate of $2.9 million in arrangement and consent fees as part of the transactions. Fees paid to lenders were capitalized as debt issuance costs and are included in other assets, net in our condensed consolidated balance sheets. We amortize debt issuance costs to interest expense over the term of the related debts, using the effective interest method. Fees and expenses paid to third parties, totaling $0.2 million, were expensed and are included in selling, general and administrative expenses in our condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2013.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Guarantees and dividend restrictions

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

Future maturities

Future maturities of long-term debt as of September 30, 2013 were as follows (in thousands):

	Guitar Center	Holdings	Holdings Consolidated
Remainder of 2013	$23,138	$—	$23,138
2014	14,582	—	14,582
2015	6,500	—	6,500
2016	150,052	—	150,052
2017	983,451	—	983,451
2018	—	434,889	434,889
	$1,177,723	$434,889	$1,612,612

The asset-based facility matured in October 2013 with respect to $50 million of the maximum borrowing amount and matures in February 2016 with respect to $323 million of the maximum borrowing amount. Of the $165 million outstanding borrowings as of September 30, 2013, $21 million matured in October 2013 and $144 million matures in February 2016. We refinanced outstanding borrowings that matured in October 2013 with extended borrowing commitments maturing in February 2016. Accordingly, the entire outstanding balance on the asset-based facility is classified as long-term debt in our condensed consolidated balance sheets.

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

Our chief operating decision makers include our chief executive officer and chief financial officer. Our chief operating decision makers evaluate segment performance based primarily on net sales, gross profit and adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, with adjustments for certain non-cash and non-recurring expenses and other adjustments permitted under our debt agreements. Management views adjusted EBITDA as an important measure of segment performance because it is considered an indicator of segment operating cash flows and facilitates comparison of operating performance on a consistent basis. Adjusted EBITDA is a measure which is also used in calculating financial ratios in material debt covenants in our asset-based facility and term loan.

Adjusted EBITDA is not a recognized measurement under GAAP and should not be used in isolation or as a substitute for GAAP measures when analyzing our operating performance. Adjusted EBITDA should be used in addition to, and not as an alternative for, net income or loss as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as income tax payments, capital expenditures, working capital and debt service payments.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables summarize financial information for Holdings’ and Guitar Center’s reportable segments (in thousands):

	Three months ended September 30, 2013
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$389,367	$70,387	$60,929	$—	$520,683
Gross profit	106,400	24,127	17,018	(12)	147,533
Selling, general and administrative expenses	97,011	22,616	19,259	7,484	146,370
Impairment of intangible assets	—	—	—	—	—
Impairment of goodwill	360,100	—	—	—	360,100
Operating income (loss)	(350,711)	1,511	(2,241)	(7,496)	(358,937)
Depreciation and amortization	15,700	1,450	3,945	1,080	22,175
Adjusted EBITDA	28,103	3,090	1,834	(5,059)	27,968
Capital expenditures	10,524	2,184	3,026	1,084	16,818

	Three months ended September 30, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$366,564	$64,591	$65,076	$—	$496,231
Gross profit	103,320	23,068	20,530	444	147,362
Selling, general and administrative expenses	84,751	21,539	17,766	7,322	131,378
Operating income (loss)	18,569	1,529	2,764	(6,878)	15,984
Depreciation and amortization	16,728	1,261	3,659	1,019	22,667
Adjusted EBITDA	36,643	2,867	6,561	(3,492)	42,579
Capital expenditures	9,736	1,425	1,885	3,270	16,316

	Nine months ended September 30, 2013
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,169,000	$189,466	$198,888	$—	$1,557,354
Gross profit	322,310	75,028	54,053	(12)	451,379
Selling, general and administrative expenses	279,097	63,503	60,527	20,490	423,617
Impairment of intangible assets	—	—	2,300	—	2,300
Impairment of goodwill	360,100	—	—	—	360,100
Operating income (loss)	(316,887)	11,525	(8,774)	(20,502)	(334,638)
Depreciation and amortization	46,072	3,870	11,971	3,284	65,197
Adjusted EBITDA	96,017	16,261	7,641	(10,875)	109,044
Capital expenditures	26,558	5,678	5,123	6,721	44,080
Total assets
Holdings	1,050,983	139,900	155,196	86,735	1,432,814
Guitar Center	1,050,983	139,900	155,196	91,483	1,437,562

	Nine months ended September 30, 2012
	Guitar Center	Music & Arts	Direct Response	Corporate	Total
Net sales	$1,125,599	$173,965	$211,416	$—	$1,510,980
Gross profit	324,327	70,753	62,217	102	457,399
Selling, general and administrative expenses	261,458	61,025	61,943	18,572	402,998
Operating income (loss)	62,869	9,728	274	(18,470)	54,401
Depreciation and amortization	49,467	3,691	11,486	2,760	67,404
Adjusted EBITDA	116,438	14,049	12,604	(8,212)	134,879
Capital expenditures	28,487	4,319	6,022	9,953	48,781
Total assets
Holdings	1,461,716	123,439	184,192	76,755	1,846,102
Guitar Center	1,461,716	123,439	184,192	98,865	1,868,212

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We record property and equipment at our segments based on direct capital expenditures made at each segment. Total assets of our direct response segment include the assets of our order fulfillment center and customer contact centers and certain other assets that also support the online operations of our Guitar Center and Music & Arts segments. We allocate depreciation and amortization expense to our segments based on actual usage for assets used exclusively at each segment, and based on estimated usage, primarily measured by gross sales, for shared assets.

Material unallocated assets at our corporate segment primarily consist of cash, shared information technology infrastructure assets, including our data centers, internally-developed software costs, corporate office facilities, deferred income taxes and capitalized financing fees.

The following tables present a reconciliation of adjusted EBITDA to consolidated loss before income taxes (in thousands):

Holdings

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Adjusted EBITDA
Guitar Center	$28,103	$36,643	$96,017	$116,438
Music & Arts	3,090	2,867	16,261	14,049
Direct response	1,834	6,561	7,641	12,604
Corporate	(5,059)	(3,492)	(10,875)	(8,212)
	27,968	42,579	109,044	134,879

Depreciation and amortization expense	22,175	22,667	65,197	67,404
Interest expense, net	39,264	41,208	119,298	123,726
Non-cash charges	2,002	525	2,255	2,215
Impairment charges	361,029	559	364,131	559
Other adjustments	1,699	2,844	12,099	10,300

Consolidated loss before income taxes	$(398,201)	$(25,224)	$(453,936)	$(69,325)

Guitar Center

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Adjusted EBITDA
Guitar Center	$28,103	$36,643	$96,017	$116,438
Music & Arts	3,090	2,867	16,261	14,049
Direct response	1,834	6,561	7,641	12,604
Corporate	(5,059)	(3,492)	(10,875)	(8,212)
	27,968	42,579	109,044	134,879

Depreciation and amortization expense	22,175	22,667	65,197	67,404
Interest expense, net	23,842	21,214	67,699	63,746
Non-cash charges	2,002	525	2,255	2,215
Impairment charges	361,029	559	364,131	559
Other adjustments	1,699	2,844	12,099	10,300

Consolidated loss before income taxes	$(382,779)	$(5,230)	$(402,337)	$(9,345)

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Adjustments in the calculation of adjusted EBITDA include the following:

•                  Non-cash charges include stock-based compensation expense and the non-cash portion of rent expense.

•                  Impairment charges for the three and nine months ended September 30, 2103 include an estimated goodwill impairment charge of $360.1 million at our Guitar Center segment.

•                  Other adjustments include restructuring charges, severance payments, bonuses under our long-term management incentive plan, various debt and financing costs, gains and losses on disposal of assets, special charges and management fees paid to Bain Capital, LLC, an affiliate of the majority stockholders of Holdings.

Other adjustments for the nine months ended September 30, 2013 include a loss of $3.0 million related to payments we made to a third-party freight invoice processor that ceased operations. We plan to pursue the recovery of this amount, but we cannot be certain of what amount, if any, we will recover.

Other adjustments include restructuring charges of $0.2 million for the three months ended September 30, 2012 and $1.9 million for the nine months ended September 30, 2012.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.              Fair Value Measurements

The accounting standards related to fair value measurements define fair value and provide a consistent framework for measuring fair value under GAAP. Valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable market data, while unobservable inputs reflect assumptions for which market data are not available.

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

The following table presents the fair value hierarchy for assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2013 (in thousands):

	Fair Value Measurements
	Using Inputs Considered as				Total
	Level 1	Level 2	Level 3	Total	Losses
Goodwill at the Guitar Center segment	$—	$—	$222,278	$222,278	$360,100
Trademarks and trade names at the direct response segment	—	—	7,400	7,400	2,300

We use a combination of income-based and market-based approaches to estimate the fair value of goodwill. These approaches use significant unobservable inputs, including forecasted revenues, gross profit margins, operating profit margins, working capital requirements, perpetual growth rates and long term discount rates.

We use an income-based approach to estimate the fair values of our indefinite-lived trademarks and trade names, specifically the relief-from-royalty method. This approach uses unobservable inputs, including projected revenue and our internal cost of capital. This approach also uses market observations about royalty rates.

Total losses represent impairment charges recognized to reduce the assets’ carrying values to their estimated fair values.

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents quantitative information about level 3 inputs used in our fair value measurements during the nine months ended September 30, 2013:

Fair Value Measurement	Fair Value at measurement date (in thousands)	Valuation technique	Unobservable input	Range
Trademarks and trade names at the direct response segment	$7,400	Discounted cash flow	Weighted-average cost of capital	16.6%
			Long-term revenue growth rate	1.0%
			Royalty rates	0.5% - 1.5%

The following table presents the difference between the carrying amount and estimated fair value of our long-term debt (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Guitar Center
Asset-based revolving credit facility	$165,000	$165,000	$—	$—
Senior secured term loan	617,500	604,378	621,762	600,000
Senior unsecured notes	394,890	423,590	394,890	418,579
Capital lease obligations	333	333	54	54
Total Guitar Center	1,177,723	1,193,301	1,016,706	1,018,633

Holdings
Senior unsecured PIK notes	434,889	475,823	564,673	596,965

Holdings consolidated	$1,612,612	$1,669,124	$1,581,379	$1,615,598

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

GUITAR CENTER HOLDINGS, INC. AND SUBSIDIARIES

GUITAR CENTER, INC. AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.              Legal

On September 11, 2009, a putative class action was filed by an individual consumer named David Giambusso in the United States District Court for the Southern District of California. The complaint alleged that Guitar Center and other defendants, including a trade association and several musical instrument manufacturers, exchanged sensitive information and strategies for implementing minimum advertised pricing, attempted to restrict retail price competition and monopolize at trade association-organized meetings, all in violation of Sections 1 and 2 of the Sherman Antitrust Act and California’s Unfair Competition Law. Subsequently, numerous additional lawsuits were filed in several federal courts (and one state court) attempting to represent comparable classes of plaintiffs with parallel allegations. Some of these lawsuits have expanded the group of defendants to include other manufacturers and others have alleged additional legal theories under state laws.

In December 2009 and January 2010, the Judicial Panel on Multidistrict Litigation issued several orders which had the effect of consolidating all pending actions in federal court under the caption In Re Musical Instruments and Equipment Antitrust Litigation, Case No. MDL-2121 (“MDL 2121”), except one state action filed in Tennessee. However, on July 18, 2013, the Tennessee matter was joined with MDL 2121, which remains pending before the Ninth Circuit Court of Appeals. We are not currently able to estimate a probable outcome or range of loss in this matter.

On August 31, 2011, a putative class action was filed by a former employee in San Francisco Superior Court in an action entitled Carson Pellanda vs. Guitar Center, Inc. The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide required meal periods and rest breaks, unpaid work time and failure to provide accurate itemized wage statements. A mediation was held on May 17, 2012, but no settlement was reached.  A second mediation was held on October 4, 2013.  A Mediator’s Proposal was accepted on October 28, 2013.  The loss was not material to our consolidated financial statements.

On May 24, 2011, a putative class action was filed in Los Angeles Superior Court in an action entitled Jason George vs. Guitar Center, Inc. and Guitar Center Stores, Inc. The complaint alleges that Guitar Center violated the California Song-Beverly Credit Card Act by requesting that its customers provide personal identification information in connection with the use of their credit cards. The complaint seeks monetary damages including statutory civil penalties in amounts of up to $1,000 per violation. In December 2012, a motion for summary judgment was filed on behalf of Guitar Center. A tentative ruling was issued by the court granting Guitar Center’s motion for summary judgment.  The court ordered additional limited discovery. The motion for summary judgment will be heard by the court on November 8, 2013. We are not currently able to estimate a probable outcome or range of loss in this matter.

On March 18, 2013, a putative class action was filed in Los Angeles Superior Court in an action entitled Stewart vs. Guitar Center, Inc. and Guitar Center Stores, Inc.  The complaint alleges that Guitar Center allegedly violated California wage and hour laws, including failure to provide required meal periods, rest breaks, unpaid work time, and failure to provide accurate itemized wage statements.  Guitar Center has retained defense counsel.  Guitar Center has filed a Motion to Abate due to duplicative litigation in the pending Pellanda vs. Guitar Center action. We are not currently able to estimate a probable outcome or range of loss in this matter. This matter will be joined with the Pellanda settlement.

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

Overview

We are the leading retailer of music products in the United States based on revenue. We operate three reportable business segments: Guitar Center, direct response and Music & Arts. Our Guitar Center segment offers guitars, amplifiers, percussion instruments, keyboards and pro audio and recording equipment through our retail stores and online, along with repair services and rehearsal and/or lesson space in many of our stores. Our direct response segment offers catalog and online sales of a broad selection of music products under several brand names, including Musician’s Friend and Music 123. Our Music & Arts segment offers band and orchestra instruments for rental and sale, music lessons and a limited selection of products of the type offered by our Guitar Center segment.

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

As of November 8, 2013, our wholly-owned retail subsidiary operated 255 Guitar Center stores in 44 states and 118 Music & Arts stores in 22 states. Our Guitar Center stores consisted of 151 primary format stores, 85secondary format stores and 19 tertiary format stores. The store format is determined primarily by the size of the market in which it is located. Our primary format stores serve major metropolitan population centers and generally range in size from 13,000 to 30,000 square feet. Our secondary format stores serve mid-tier metropolitan areas and generally range in size from 8,000 to 15,000 square feet. Tertiary market stores serve smaller population centers and generally range in size from 5,000 to 8,000 square feet.

Our calculation of comparable retail store sales includes sales from stores that have been open for 14 months and does not include sales originated from our Guitar Center website. We do not exclude remodeled or relocated stores from the calculation of comparable store sales. All references to comparable store sales results in this quarterly report are based on this calculation methodology.

Results of operations

The following tables present the components of net loss, as a percentage of sales, for the periods indicated:

Holdings

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.3	29.7	29.0	30.3
Selling, general and administrative expenses	28.1	26.5	27.2	26.7
Impairment of intangible assets	—	—	0.1	—
Impairment of goodwill	69.2	—	23.1	—
Operating income (loss)	(68.9)	3.2	(21.5)	3.6
Interest expense, net	7.5	8.3	7.7	8.2
Loss before income taxes	(76.5)	(5.1)	(29.1)	(4.6)
Income tax expense (benefit)	0.1	0.1	(0.1)	0.1
Net loss	(76.6)%	(5.2)%	(29.1)%	(4.7)%

Guitar Center

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	28.3	29.7	29.0	30.3
Selling, general and administrative expenses	28.1	26.5	27.2	26.7
Impairment of intangible assets	—	—	0.1	—
Impairment of goodwill	69.2	—	23.1	—
Operating income (loss)	(68.9)	3.2	(21.5)	3.6
Interest expense, net	4.6	4.3	4.3	4.2
Loss before income taxes	(73.5)	(1.1)	(25.8)	(0.6)
Income tax expense (benefit)	3.2	(0.6)	0.6	(0.3)
Net loss	(76.7)%	(0.4)%	(26.4)%	(0.3)%

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net sales

Consolidated net sales for the third quarter of 2013 increased 4.9% to $520.7 million, compared to $496.2 million for the same period in 2012.

Net sales from our Guitar Center segment for the third quarter of 2013 increased 6.2% to $389.4 million, compared to $366.6 million for the same period in 2012. The increase was primarily driven by new stores and comparable store sales growth.  New stores open less than 14 months contributed $12.8 million in incremental net sales during the quarter and comparable retail store sales increased 2.8%, or $9.9 million. Net sales from our Guitar Center website were flat compared to the same period last year. Comparable store sales benefited from a 2.3% increase in the total number of transactions, resulting from our marketing and pricing strategies during the quarter.

Net sales from our direct response segment for the third quarter of 2013 decreased 6.4% to $60.9 million, compared to $65.1 million for the same period in 2012. The decrease was primarily due to lower average order size, resulting from a 4.8% decrease in average unit price and a 2.4% decrease in items sold per order. We believe these decreases were the result of promotional offers during the quarter, such as free shipping and special merchandise promotions that increased our total number of orders, but not sufficiently to offset the decrease in average order size. Our direct response segment continues to be affected by the increasingly competitive e-commerce landscape, which has made it more difficult to attract and retain customers. We plan to continue testing different pricing and marketing strategies in an effort to improve customer retention and optimize our promotional tactics; these tests may create volatility in the segment’s net sales and gross profit. We expect these factors to continue to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment for the third quarter of 2013 increased 9.0% to $70.4 million, compared to $64.6 million for the same period in 2012. The increase was primarily due to retail store sales growth and our continued success at increasing high-volume bid sales to school districts.

Gross profit

Consolidated gross profit for the third quarter of 2013 was $147.5 million, compared to $147.4 million for the same period in 2012. Gross profit margin was 28.3% for the third quarter of 2013, compared to 29.7% for the same period in 2012.

Gross profit margin for our Guitar Center segment was 27.3% for the third quarter of 2013, compared to 28.2% for the same period in 2012. The decrease was primarily due to lower selling margin of 0.9%. Selling margin decreased due to adjustments in selling prices, in the form of merchandise markdowns for inventory moved to clearance status. We took additional merchandise markdowns during the third quarter of 2013, with the goal of reducing inventory levels and replenishing our stores with the latest product assortments.

Gross profit margin for our direct response segment was 27.9% for the third quarter of 2013, compared to 31.5% for the same period in 2012. The decrease was primarily due to lower selling margin of 2.4% and higher freight costs of 0.8%. Selling margin decreased due to adjustments in selling prices, in the form of merchandise markdowns, promotional discounts and price matching. Freight costs were higher primarily due to a shipping rate refund in 2012 that did not occur in 2013.

Gross profit margin for our Music & Arts segment was 34.3% for the third quarter of 2013, compared to 35.7% for the same period in 2012. The decrease was primarily due to lower selling margin of 1.5% resulting from a shift in sales channel mix, with increased high-volume bid sales to school districts at lower margins than rental and retail sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses for the third quarter of 2013 increased 11.4% to $146.4 million, compared to $131.4 million for the same period in 2012. Consolidated selling, general and administrative expenses were 28.1% of net sales for the third quarter of 2013, compared to 26.5% for the same period in 2012.

Selling, general and administrative expenses for our Guitar Center segment for the third quarter of 2013 were 24.9% of segment net sales, compared to 23.1% for the same period in 2012. The increase was primarily due to higher compensation expenses of 0.7%, higher advertising expense of 0.7% and higher group health insurance costs of 0.3%. Compensation expenses increased primarily due to market rate adjustments in wage and commission rates for store associates that took effect during the quarter after we benchmarked our compensation programs against other retailers. Over the longer term, we believe these compensation increases will result in greater employee satisfaction that will help drive store sales and efficiency. Advertising expense increased due to greater spending on mass media, direct mail and digital advertising tactics as part of our efforts to promote long-term brand awareness to offset our reduction in global coupon promotions. Group health insurance costs increased due to higher claims costs on our self-insured plan.

Selling, general and administrative expenses for our direct response segment for the third quarter of 2013 were 31.6% of segment net sales, compared to 27.3% for the same period in 2012. The increase was primarily due to higher advertising expense of 2.2%, higher group health insurance costs of 1.0% and higher depreciation and amortization expense of 0.9%. Advertising expense increased due to higher catalog circulation in an effort to reacquire lapsed customers. Group health insurance costs increased due to higher claims costs on our self-insured plan. Depreciation and amortization expenses increased primarily due to website improvements placed in service over the past twelve months.

Selling, general and administrative expenses for our Music & Arts segment for the third quarter of 2013 were 32.1% of segment net sales, compared to 33.3% for the same period in 2012. The decrease was due to higher net sales relative to expenses.

Operating income (loss)

Consolidated operating loss for the third quarter of 2013 was $358.9 million, compared to operating income of $16.0 million for the same period in 2012. The operating loss in 2013 resulted primarily from an estimated goodwill impairment charge of $360.1 million at our Guitar Center segment.

During the second quarter of 2013, operating income decreased significantly at our Guitar Center segment, which is also a reporting unit for purposes of testing goodwill for impairment. The Guitar Center segment is an operating segment, for which discrete financial information is prepared and reviewed by our chief operating decision makers. The components of our Guitar Center segment share similar economic characteristics and are considered a single reporting unit for purposes of testing goodwill for impairment. We performed step 1 of the goodwill impairment test for our Guitar Center reporting unit as of June 30, 2013. In the step 1 analysis, the estimated fair value of our Guitar Center reporting unit exceeded its carrying amount by approximately 13% and we did not proceed to step 2 of the goodwill impairment test.

During the third quarter of 2013, operating income at our Guitar Center segment fell significantly below our expectations. Based on a forward projection of our recent operating performance, we determined that if current trends were to continue there would be uncertainty as to when or whether our Guitar Center business would be able to achieve historical operating results.  Given these uncertainties, we determined it was appropriate to revise our projections of future cash flows from the segment. Management concluded that these changes in facts and circumstances represented a triggering event, requiring us to again test the reporting unit’s goodwill for impairment.

We performed step 1 of the goodwill impairment test and determined that the carrying amount of the Guitar Center reporting unit exceeded estimated its fair value. Step 2 of the impairment test requires us to estimate the fair value of all of the reporting unit’s assets and liabilities, including identifiable intangible assets, and compare the implied fair value of goodwill to its carrying value. We are in the process of conducting the step 2 test and expect to complete our analysis during the fourth quarter of 2013.  We recorded an estimated goodwill impairment charge of $360.1 million in the third quarter of 2013 based on our preliminary estimates of the fair values of the reporting unit’s assets and liabilities. The estimated impairment charge is management’s best estimate as of the issuance date of the financial statements and will be revised, if necessary, after the step 2 analysis is completed during the fourth quarter of 2013. Significant estimates that are subject to change in the step 2 analysis include the estimated fair values of property and equipment, amortizable intangible assets and favorable leases, among others. Any adjustments to the estimated impairment charge in the fourth quarter may be material to our consolidated net loss.

We use a discounted cash flow analysis and a market multiple analysis to estimate the fair value of our Guitar Center reporting unit for step 1 of the goodwill impairment test. The discounted cash flow analysis included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital requirements, perpetual growth rates and long term discount rates, all of which require significant judgments by management.

We also use discounted cash flow analyses and market-based techniques to estimate the fair values of the reporting unit’s assets and liabilities in step 2 of the goodwill impairment test. Significant management judgment is required in forecasting the future operating results and cash flows that are used in these analyses.

Our revised assumptions for projected cash flows included modest growth in net sales and cash flows, a consistent gross profit margin rate and stable selling, general and administrative costs, which are consistent with recent trends and are more conservative than the internal budgets and plans we use to manage our business and motivate our executive management. We believe the cash flow projections used are representative of the assumptions market participants would make in valuing the assets and liabilities of our Guitar Center business. The future growth of our Guitar Center business is dependent upon the success of our initiatives to grow top-line sales through the addition of new stores and increases in comparable stores sales through marketing and branding tactics as well as leveraging our selling, general and administrative costs.

We also tested tangible and intangible assets at our Guitar Center segment for impairment at the end of the third quarter of 2013. We recognized impairment charges totaling $0.9 million related to leasehold improvements at certain Guitar Center stores. We did not recognize impairment charges related to other intangible assets at our Guitar Center segment.

The non-cash impairment charges have no impact on our compliance with debt covenants, our cash flows or available liquidity, however does have a material impact on our consolidated financial statements.

Interest expense — Holdings

Net interest expense for Holdings for the third quarter of 2013 decreased 4.7% to $39.3 million, compared to $41.2 million for the same period in 2012.

The decrease was primarily due to a one-time principal prepayment of $129.8 million on the senior PIK notes in April 2013, which reduced interest expense by $4.6 million compared to the third quarter of 2012. The decrease was partially offset by higher interest expense of $1.2 million on our asset-based facility, $0.9 million on our term loan and $0.6 million on our senior notes. Interest expense on the asset-based facility increased due to higher borrowings on the facility. Interest expense on the term loan increased due to a modification of the terms in June 2013, which increased the pricing margin over the floating index rate by 75 basis points on $611.2 million of outstanding principal that matures in April 2017.  Interest expense on the senior notes increased due to $19.9 million of new Guitar Center senior notes issued in October 2012.

Interest expense — Guitar Center

Net interest expense for Guitar Center for the third quarter of 2013 increased 12.4% to $23.8 million, compared to $21.2 million for the same period in 2012.

The increase was primarily due to additional interest expense of $1.2 million on increased borrowings on our asset-based facility, $0.9 million on our term loan resulting from the modification in June 2013 and $0.6 million on the Guitar Center senior notes issued October 2012.

Income tax expense - Holdings

Income tax expense for Holdings for the third quarter of 2013 was $0.5 million, compared to $0.4 million for the same period in 2012. The effective tax rate for the third quarter of 2013 was (0.1%), compared to (1.7%) for the same period in 2012.

Our effective tax rate was negative in 2013 and 2012 because we apply a valuation allowance to deferred tax assets that we do not expect to realize in the foreseeable future. Based on our recent history of reporting net losses for financial reporting and income tax purposes, we determined that the available objective evidence indicated that it is more likely than not that tax benefits from deferred tax assets would not be fully realized. Accordingly, we apply a valuation allowance to the related deferred tax assets and we do not recognize income tax benefits related to our net operating losses. Interest expense on our long-term debt is a significant factor in our projections of future taxable income or loss used to assess the likelihood of realizing tax benefits from our deferred tax assets. Given the company’s current capital structure and net operating loss carryforwards accumulated over the past several years, we do not expect to generate taxable income in the foreseeable future.

Income tax expense (benefit) - Guitar Center

Income tax expense for Guitar Center for the third quarter of 2013 was $16.4 million, compared to $3.2 million benefit for the same period in 2012. The effective tax rate for the third quarter of 2013 was (4.3%), compared to 61.0% for the same period in 2012.

Guitar Center’s effective tax rate was negative in the third quarter of 2013 because we began applying a valuation allowance to Guitar Center’s deferred tax assets. Based on our recent history of reporting net losses for financial reporting and income tax purposes, along with an adjustment to our projections for the 2013 fiscal year, we determined that the available objective evidence indicated that it is more likely than not that tax benefits from deferred tax assets would not be fully realized.

The effective tax rate was higher in the third quarter of 2012 due to higher state income tax rates and higher taxable income projected for the 2012 tax year, relative to the consolidated loss before income taxes.

Nine months Ended September 30, 2013 Compared to the Nine months Ended September 30, 2012

Net sales

Consolidated net sales for the nine months ended September 30, 2013 increased 3.1% to $1.557 billion, compared to $1.511 billion for the same period in 2012.

Net sales from our Guitar Center segment for the nine months ended September 30, 2013 increased 3.9% to $1.169 billion, compared to $1.126 billion for the same period in 2012, primarily driven by new store growth. Non-comparable retail stores open less than 14 months contributed $43.6 million in incremental net sales in the first nine months of 2013 and sales from our Guitar Center website increased by 4.2%, or $2.5 million. These sales gains were partially offset by a decrease in comparable retail store sales of 0.3%, or $2.7 million. Comparable store sales were negatively affected by a decrease in customer traffic and transaction count through the first half of 2013, although these performance metrics improved during the third quarter. The third quarter improvement was the result of marketing and pricing strategies during the quarter.

Net sales from our direct response segment for the nine months ended September 30, 2013 decreased 5.9% to $198.9 million, compared to $211.4 million for the same period in 2012. The decrease in net sales was primarily due to a 5.3% decline in the total number of orders. Our direct response segment continues to be affected by the increasingly competitive e-commerce landscape, which we believe has contributed to the decrease in order count. We plan to continue testing different pricing and marketing strategies in an effort to improve customer retention and optimize our promotional tactics; these tests may create volatility in the segment’s net sales and gross profit. We expect these factors to continue to affect this segment’s net sales and gross profit for the foreseeable future.

Net sales from our Music & Arts segment for the nine months ended September 30, 2013 increased 8.9% to $189.5 million, compared to $174.0 million for the same period in 2012. The increase was primarily due to retail store sales increases and our continued success at increasing high-volume bid sales to school districts.

Gross profit

Consolidated gross profit for the nine months ended September 30, 2013 decreased 1.3% to $451.4 million, compared to $457.4 million for the same period in 2012. Gross profit margin was 29.0% for the nine months ended September 30, 2013, compared to 30.3% for the same period in 2012.

Gross profit margin for our Guitar Center segment was 27.6% for the nine months ended September 30, 2013, compared to 28.8% for the same period in 2012. The decrease was primarily due to lower selling margin of 1.0%. Selling margin decreased due to adjustments in selling prices, in the form of merchandise markdowns, promotional discounts and in-store discounts to ensure our “Lowest Price Guarantee” policy. During the second and third quarters of 2013, we took additional merchandise markdowns for inventory moved to clearance status, with the goal of reducing inventory levels and replenishing our stores with the latest product assortments.

Gross profit margin for our direct response segment was 27.2% for the nine months ended September 30, 2013, compared to 29.4% for the same period in 2012. The decrease was primarily due to lower selling margin of 2.1% resulting from adjustments in selling prices, in the form of merchandise markdowns, promotional discounts and price matching.

Gross profit margin for our Music & Arts segment was 39.6% for the nine months ended September 30, 2013, compared to 40.7% for the same period in 2012. The decrease was primarily due to lower selling margin of 1.4% resulting from a shift in sales channel mix, with increased sales to school districts at lower margins than rental and retail sales.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2013 increased 5.1% to $423.6 million, compared to $403.0 million for the same period in 2012. Consolidated selling, general and administrative expenses were 27.2% of net sales for the nine months ended September 30, 2013, compared to 26.7% for the same period in 2012.

Selling, general and administrative expenses for our Guitar Center segment for the nine months ended September 30, 2013 were 23.9% of segment net sales, compared to 23.2% for the same period in 2012. The increase was primarily due to higher advertising expense of 0.4% and higher compensation expenses of 0.2%. Advertising expense increased due to greater spending on mass media, direct mail and digital advertising tactics. Compensation expenses increased primarily due to market rate adjustments in wage and commission rates for store associates that took effect during the third quarter after we benchmarked our compensation programs against other retailers. Over the longer term, we believe these compensation increases will result in greater employee satisfaction that will help drive store sales and efficiency.

Selling, general and administrative expenses for our direct response segment for the nine months ended September 30, 2013 were 30.4% of segment net sales, compared to 29.3% for the same period in 2012. The increase was primarily due to a loss, totaling 1.0% of net sales, related to payments we made to a third-party freight invoice processor that ceased operations. In addition, our direct response segment incurred higher depreciation and amortization expense of 0.6%, partially offset by lower consulting expenses of 0.5%. With respect to the loss on payments to the third party freight invoice processor, we plan to pursue the recovery of the amount, but we cannot be certain of what amount, if any, we will recover. Depreciation and amortization expenses increased primarily due to website improvements placed in service over the past twelve months. Consulting expenses decreased due to website improvement and re-branding projects in 2012 that did not occur again in 2013.

Selling, general and administrative expenses for our Music & Arts segment for the nine months ended September 30, 2013 were 33.5% of segment net sales, compared to 35.1% for the same period in 2012. The decrease was due to higher net sales relative to expenses.

Operating income (loss)

Consolidated operating loss was $334.6 million for the nine months ended September 30, 2013, compared to operating income of $54.4 million for the same period in 2012. The operating loss in 2013 was primarily the result of impairment charges at our Guitar Center and direct response segments.

We recorded an estimated goodwill impairment charge of $360.1 million at our Guitar Center segment in the third quarter of 2013. The estimated impairment charge represents management’s best estimate as of the issuance date of the financial statements and will be revised, if necessary after step 2 of the goodwill impairment test is completed during the fourth quarter.

We also recorded an impairment charge of $2.3 million at our direct response segment during the nine months ended September 30, 2013 on certain indefinite-lived trademarks and trade names at the segment. We evaluated our direct response indefinite-lived trademarks and trade names for impairment at the end of the second quarter after continued decreases in net sales at our direct response segment, specifically from our Musician’s Friend branded website and catalogs. Because net sales are the primary driver of fair value for our indefinite-lived trademarks and trade names, we determined that the decrease in net sales indicated a possible impairment of these assets. We revised our revenue projections for the direct response brands based on net sales achieved through the first half of 2013 and expectations about our initiatives to improve the brands’ performance.

We did not recognize impairment charges on the direct response segment’s long-lived tangible and amortizable intangible assets during the second quarter, as the projected future undiscounted cash flows from the asset group significantly exceeded its carrying amount.

During the third quarter, net sales from the direct response segment were within our revised projections as of the end of the second quarter and we did not test the direct response segment’s tangible or intangible assets for further impairment.

It is possible that our plans may change and our estimates may prove to be inaccurate. If actual results, or the estimates and assumptions used in future impairment analyses, are lower than the estimates used in our impairment tests during the second quarter of 2013, we may incur additional impairment charges at our direct response segment.

Interest expense — Holdings

Net interest expense for Holdings for the nine months ended September 30, 2013 decreased 3.6% to $119.3 million, compared to $123.7 million for the same period in 2012.

The decrease was primarily due to a one-time principal prepayment of $129.8 million on the senior PIK notes in April 2013, which reduced interest expense by $8.4 million compared to the first nine months of 2012. The decrease was partially offset by additional interest expense of $1.9 million on increased borrowings on our asset-based facility and $1.7 million on new Guitar Center senior notes issued in October 2012.

Interest expense — Guitar Center

Net interest expense for Guitar Center for the nine months ended September 30, 2013 increased 6.2% to $67.7 million, compared to $63.7 million for the same period in 2012.

The increase was primarily due to additional interest expense of $1.9 million on increased borrowings on our asset-based facility and $1.7 million on the Guitar Center senior notes issued in October 2012.

Income tax expense (benefit) - Holdings

Income tax benefit for Holdings for the nine months ended September 30, 2013 was $0.9 million, compared to $1.3 million expense for the same period in 2012. The effective tax rate for the first nine months of 2013 was 0.2%, compared to (1.9%) for the same period in 2012.

The effective tax rate in 2013 and the negative effective tax rate in 2012 were lower than the expected amount, based on federal statutory income tax rates, because we apply a valuation allowance to deferred tax assets that we do not expect to realize in the foreseeable future. Based on our recent history of reporting net losses for financial reporting and income tax purposes, we determined that the available objective evidence indicated that it is more likely than not that tax benefits from deferred tax assets would not be fully realized. Accordingly, we apply a valuation allowance to the related deferred tax assets and we do not recognize income tax benefits related to our net operating losses. Interest expense on our long-term debt is a significant factor in our projections of future taxable income or loss used to assess the likelihood of realizing tax benefits from our deferred tax assets. Given the company’s current capital structure and net operating loss carryforwards accumulated over the past several years, we do not expect to generate taxable income in the foreseeable future.

Income tax expense (benefit) - Guitar Center

Income tax expense for Guitar Center for the nine months ended September 30, 2013 was $8.6 million, compared to $5.0 million benefit for the same period in 2012. The effective tax rate for the nine months ended September 30, 2013 was (2.1%), compared to 53.9% for the same period in 2012.

Guitar Center’s effective tax rate was negative in 2013 because we began applying a valuation allowance to Guitar Center’s deferred tax assets. Based on our recent history of reporting net losses for financial reporting and income tax purposes, along with an adjustment to our projections for the 2013 fiscal year, we determined that the available objective evidence indicated that it is more likely than not that tax benefits from deferred tax assets would not be fully realized.

The effective rate was higher in 2012 due to higher state income tax rates and higher taxable income projected for the 2012 tax year, relative to the consolidated loss before income taxes.

Liquidity and capital resources

Our principal sources of cash are cash from our business operations and available borrowing capacity under our asset-based revolving credit facility. Our principal uses of cash typically include the financing of working capital, capital expenditures and payments on our indebtedness.

During the nine months ended September 30, 2013, Holdings’ cash used in operating activities totaled $161.3 million. This amount includes a one-time mandatory redemption of Holdings’ senior PIK notes. See “Debt — Senior PIK note redemption” for further discussion of the redemption.

During the nine months ended September 30, 2013, Guitar Center’s cash provided by operating activities was $8.3 million.

As of September 30, 2013, our asset-based facility provided senior secured financing of up to $373 million, subject to a borrowing base. The borrowing base is calculated monthly based on specified percentages of the value of eligible inventory, credit card receivables and trade receivables. As of September 30, 2013, the borrowing base was $322 million, which supported $165 million of outstanding borrowings, $9 million of outstanding letters of credit and $148 million of availability. The asset-based facility matured in October 2013 with respect to $50 million of the maximum borrowing amount and matures in February 2016 with respect to $323 million of the maximum borrowing amount. Outstanding borrowings under commitments that matured in October 2013 were refinanced with extended commitments maturing in February 2016.

During the first nine months of 2013, our daily average borrowings on the asset-based facility were $84.1 million.

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

We believe that the asset-based facility and funds generated from operations will be adequate to fund debt service requirements, capital expenditures and working capital requirements for the next 12 months. Given that our primary source of liquidity is cash flows generated from operating activities, our liquidity has been and will continue to be affected by general economic conditions in the United States, particularly with respect to discretionary consumer spending in the retail sector and our ability to generate sales revenue. Our liquidity may also be affected by financial, competitive, legislative and regulatory factors and the cost of litigation claims, among other factors. We plan to expand our retail store presence and increase our investments in e-commerce, with the goal of increasing the operating cash flows from our existing businesses. If we do not have sufficient cash flows from operating activities, we may be required to limit our retail store and e-commerce growth strategies, we may be forced to limit our investments in working capital or we may not have sufficient liquidity to meet our scheduled debt service obligations.

If our cash flows and capital resources are insufficient to fund investments in working capital or debt service obligations, we may be required to reduce or delay capital expenditures, sell assets or operations, seek replacement borrowing or seek equity financing. We cannot be certain that we would be able to take any of these actions or that these actions would be successful and permit us to meet our scheduled debt service obligations, which would have a material adverse impact on our business and operations.

Cash flows

Operating activities

Holdings’ net cash used in operating activities was $161.3 million for the nine months ended September 30, 2013. Cash provided by business operations was offset by cash paid for interest totaling $223.7 million and increases in working capital. Cash paid for interest during the nine months of 2013 included a one-time redemption of $129.8 million of Holdings’ senior PIK notes resulting from paid-in-kind interest that had been added to the principal balance. This redemption was the amount required to be redeemed as of April 15, 2013 to prevent the senior PIK notes from being treated as “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code.

Holdings’ net cash used in operating activities was $48.9 million for the nine months ended September 30, 2012. Cash provided by operating income was offset by increases in working capital. Significant uses of cash during the period include an increase of $99.4 million in merchandise inventories. The increase in merchandise inventories was due to a combination of new Guitar Center stores opened during the year, increased purchasing to take advantage of vendor pricing incentives and lower than expected sales during the third quarter. The increase in merchandise inventories was partially offset by an increase in accounts payable due to the timing of inventory receiving for fourth quarter sales and payment. Cash paid for interest was $90.3 million for the nine months ended September 30, 2012.

Guitar Center’s net cash provided by operating activities was $8.3 million for nine months ended September 30, 2013. Guitar Center’s net cash used in operating activities was $9.1 million for the same period in 2012. The difference between Holdings and Guitar Center cash flow from operating activities represents interest payments on Holdings’ senior PIK notes.

Net cash provided by business operations in the first nine months of 2013 was approximately $30 million lower than the same period in 2012 for both Guitar Center and Holdings. The decrease was the result of lower consolidated gross profit margins and higher selling, general and administrative expenses. This decrease was offset by a reduction of approximately $48 million in cash outflows for working capital, primarily through lower inventory purchases as we continue our efforts to optimize inventory levels across all business segments.

Investing activities

Holdings’ and Guitar Center’s net cash used in investing activities was $45.2 million for the nine months ended September 30, 2013, compared to $45.9 million for the same period in 2012. Cash used in investing activities was primarily related to capital expenditures.

Capital expenditures for the nine months ended September 30, 2013 included $17.1 million related to new Guitar Center stores, $14.3 million investment in information technology and $9.1 million to refresh existing Guitar Center and Music & Arts stores.

Capital expenditures for the nine months ended September 30, 2012 included $18.2 million related to new Guitar Center stores. Net proceeds from sales of property and equipment during the nine months ended September 30, 2012 included $2.8 million received on the sale of our Medford office building.

Financing activities

Holdings’ cash provided by financing activities was $157.6 million for the nine months ended September 30, 2013, compared to $1.3 million cash used for the same period in 2012. Holdings’ cash provided by financing activities in 2013 was primarily from a net increase in borrowings on our asset-based facility.

We increased our borrowings on the asset-based facility during the first nine months of 2013 to fund interest payments and working capital requirements after we made a principal payment of $129.8 million in April 2013 related to the paid-in-kind interest on Holdings’ senior PIK notes. See “Senior PIK note redemption” for a description of this payment.  Financing fees paid in 2013 represent payments made to our lenders in connection with a modification of the terms of our term loan during the second quarter. See “Term loan modification” for a description of the modification.

Holdings’ cash paid for financing fees in 2012 represents the payment of fees to our lenders to obtain extended commitments on our asset-based facility.

Guitar Center’s cash used in financing activities was $11.9 million for the nine months ended September 30, 2013, compared to $41.0 million for the first nine months of 2012.

Guitar Center made repayments of $169.6 million to Holdings during nine months ended September 30, 2013 to fund the mandatory redemption and the semi-annual interest payment on Holdings’ senior PIK notes. These amounts were primarily funded by a net increase of a $165 million in borrowings on Guitar Center’s asset-based facility. Financing fees paid in 2013 represent payments made to our lenders in connection with the modification of the terms of Guitar Center’s term loan.

In the nine months ended September 30, 2012, Guitar Center made repayments of $39.8 million to Holdings, primarily to fund payment of interest on the senior PIK notes. Cash paid for financing fees represents the payment of fees to our lenders to obtain extended lending commitments on Guitar Center’s asset-based facility.

Capital expenditure requirements

Our capital expenditures generally consist of information technology development, new store opening costs and costs to remodel, relocate and refurbish existing stores.

Our average capital expenditures for new Guitar Center stores opened between 2011 and 2013 was approximately $1.6 million for each primary market store, $1.2 million for each secondary market store and $1.0 million for each tertiary market store. These costs generally consist of leasehold improvements, fixtures and equipment and do not include tenant improvement allowances that we may receive from our landlords to help defray these costs. Additionally, our new primary stores generally require between $1.1 million and $1.6 million of inventory, secondary stores require between $0.8 million to $1.1 million of inventory and tertiary market stores require approximately $0.5 million of inventory upon store opening.

We opened 15 new Guitar Center stores in 2013 through November 8, comprised of seven secondary format locations and eight tertiary format locations.  We plan to open 5 to 10 new stores in 2014, and we plan to continue to open new stores at a rate of 5 to 15 stores per year going forward, in a combination of store formats. New stores generally take a number of years to reach what we consider mature sales levels, generally four years for our primary format stores and three years for our secondary format stores.

We expect our total capital expenditures for 2013 will be between $60 million and $65 million. We expect this amount to include $20 to $25 million of information technology expenditures, approximately $20 million for new Guitar Center stores and approximately $10 to $15 million to remodel, relocate and refurbish existing Guitar Center and Music & Arts stores. Planned remodeling and refurbishing expenditures include costs for adding GC Studios lesson and rehearsal space to existing Guitar Center stores.

We do not expect our capital expenditures to increase significantly in 2014.

Debt

Holdings’ consolidated outstanding long-term debt as of September 30, 2013 consisted of borrowings on an asset-based revolving credit facility, a senior secured term loan, the senior notes and the senior PIK notes. The aggregate outstanding principal balance on this debt as of September 30, 2013 was $1.612 billion.

Guitar Center’s outstanding long-term debt as of September 30, 2013 consisted of borrowings on an asset-based revolving credit facility, a senior secured term loan and the senior notes. The aggregate outstanding principal balance on this debt as of September 30, 2013 was $1.177 billion.

We expect cash payments for interest on the term loan, senior notes and senior PIK notes will be approximately $63 million in the fourth quarter of 2013, approximately $144 million per year in the years 2014 through 2016 and approximately $150 million in total for the years 2017 and 2018. Our term loan is a variable rate note, indexed to LIBOR. Our estimate of future interest expense on the term loan is based on the index rates in effect as of September 30, 2013.

Interest expense on the asset-based facility will vary based on our liquidity requirements, usage of the facility and market interest rates. We anticipate maintaining a balance on the asset-based facility for the foreseeable future, although we plan to reduce the outstanding borrowings to the extent afforded by cash flows generated from operations. The asset-based facility is a variable rate credit facility, indexed to LIBOR or prime rate. As of September 30, 2013, we had $165 million of borrowings outstanding on the asset-based facility at a weighted average interest rate of 3.2%

As of September 30, 2013, scheduled maturities and principal payments on the asset-based facility, term loan, senior notes and senior PIK notes for the fourth quarter of 2013 through the end of 2016 totaled $194 million. The remaining maturities, totaling $1.4 billion, occur in 2017 and 2018.

Our long-term debt agreements include restrictive covenants that could require early payment in the event of default.

Term loan modification

In June 2013, our lenders agreed to modify certain terms of the extended term loan credit agreement. The amended terms apply to the portion of the term loan that was extended by our lenders as part of the amendments and extensions of our long-term debt completed in March 2011. As of September 30, 2013, the principal balance of extended term loans was $609.6 million. We paid our lenders an aggregate of $2.9 million in arrangement, consent and extension fees in connection with this modification.

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

3.75x from January 1, 2015 through September 30, 2015

3.0x from July 1, 2015 through maturity

Additionally, we were not required to test the secured net leverage ratio as a maintenance covenant for the fiscal quarter ended June 30, 2013.

The modification eased the secured net leverage coverage ratio covenant for each of the quarterly periods between September 30, 2013 and September 30, 2015.

The increase of 75 basis points in the pricing margin will result in approximately $4.5 million additional interest expense annually on the term loan.

Senior PIK note redemption

We made a principal payment of $129.8 million in April 2013 related to the paid-in-kind interest on Holdings’ senior PIK notes. This mandatory principal redemption was the amount required to be redeemed to prevent the senior PIK notes from being treated as “applicable high yield discount obligations” as of April 15, 2013 within the meaning of Section 163(i)(1) of the Internal Revenue Code. The redemption price for the portion of each senior PIK note redeemed was 100% of the principal amount of such portion plus any accrued interest thereon on the date of redemption. We funded this payment with cash available from operations and amounts drawn on the asset-based facility.

Covenants

See our annual report on Form 10-K for the year ended December 31, 2012 for a summary of the material terms of our term loan credit facility, asset-based facility, senior notes and senior PIK notes.

As of September 30, 2013, our consolidated secured net leverage ratio was 4.2x and we were in compliance with our debt covenants. However, if our financial performance continues on the trend we have been experiencing in 2013 our ability to meet our financial covenants in future quarters could become challenging. Based on our current performance trend and other financial actions available to us, we currently believe that we will be able to meet our financial covenants over the near term.

Contractual obligations and commercial commitments

Substantially all of the real property used in our business is leased under operating lease agreements. We do not expect new lease agreements entered into during the year to materially affect our liquidity or our financial statements. Other than the modification of our term loan in June 2013, described under “Debt — Term loan modification,” there have been no other material changes to our contractual obligations since December 31, 2012. See our annual report on Form 10-K for the year ended December 31, 2012 for additional information about our contractual obligations and commercial commitments.

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

Item 3.                       Quantitative and Qualitative Disclosures about Market Risk

We have market risk exposure arising from changes in interest rates on our term loan and our asset-based facility. The interest rates on these credit facilities will re-price periodically, which will impact our earnings and cash flow.

A 1% increase in the floating interest rate on our term loan would result in approximately $6 million additional interest expense per year.

As of September 30, 2013, the outstanding balance on our asset-based facility was $165 million. Assuming this balance remains unchanged, a 1% increase in the floating interest rate on the asset-based facility would result in approximately $1.7 million additional interest expense per year.

We do not anticipate hedging our interest rate risk on the term loan or the asset-based facility in the near term. For the period from January 2008 to January 2013, we had hedged a portion of our interest rate risk on the term loan using interest rate cap agreements; these derivative instruments matured in December 2012 and January 2013.

The interest rates on our senior notes and Holdings senior PIK notes are fixed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation prior to filing this report of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting (for each of Holdings and Guitar Center)

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                       Legal Proceedings

For information on legal proceedings, see Note 6 of the combined notes to condensed consolidated financial statements, included in Part I of this quarterly report on Form 10-Q, which is incorporated by reference in response to this Item 1.

Item 1A.              Risk Factors

Our risk factors as of September 30, 2013 have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

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

Date: November 14, 2013	GUITAR CENTER, INC.

	By:	/s/ MICHAEL PRATT
Michael Pratt
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ TIM MARTIN
Tim Martin
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2013	GUITAR CENTER HOLDINGS, INC.

	By:	/s/ MICHAEL PRATT
Michael Pratt
Vice President and Assistant Secretary
(Principal Executive Officer)

	By:	/s/ TIM MARTIN
Tim Martin
Vice President and Assistant Secretary
(Principal Financial and Accounting Officer)